Form 10-Q
period 2002-09-30
BFA LIQUIDATION TRUST
filed 2002-11-20
CIK 1140513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: __________


                              BFA LIQUIDATION TRUST
             (Exact name of registrant as specified in its charter)


                   ARIZONA                                       86-1018485
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)


1313 E. OSBORN RD., SUITE 250, PHOENIX, ARIZONA                  85014-5699
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (602) 279-3587


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2002, 448,213,228 units of Class A Beneficial Interests and 137,176,571 units of Class B Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2002            2001
                                                                     ------------    ------------
                                                                      (UNAUDITED)
                  ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                            $  7,802,192    $  1,027,598
Receivables, net (note 2)                                              57,047,653      73,877,916
Other trust assets, net (notes 3 and 7)                                45,219,381      57,479,167
Restricted cash and cash equivalents                                    5,721,421       5,214,453
Fair value of expected cashflows from settlements (note 4)            202,982,967      19,800,000
                                                                     ------------    ------------

     TOTAL ASSETS                                                     318,773,614     157,399,134
                                                                     ------------    ------------

                           LIABILITIES IN LIQUIDATION:
Payables and accrued liabilities                                        4,158,439       9,017,702
Notes payable (note 5)                                                  4,138,705       6,995,339
Estimated costs to complete liquidation (note 6)                        6,918,067      12,405,130
Settlement liability (note 8)                                         182,962,866              --
                                                                     ------------    ------------
     TOTAL LIABILITIES                                                198,178,077      28,418,171
                                                                     ------------    ------------

Commitments and contingencies (note 9)

     NET ASSETS IN LIQUIDATION                                       $120,595,537    $128,980,963
                                                                     ============    ============

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
     Class "3A" Certificate, 448,213,228 units outstanding            105,396,825     111,823,670
     Class "3B" Certificate, 137,176,571 units outstanding             15,198,712      17,157,293
                                                                     ------------    ------------
     TOTAL NET ASSET VALUE                                           $120,595,537    $128,980,963
                                                                     ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                  ------------------------------
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2002             2001
                                                                  -------------    -------------
Net assets in liquidation, June 30, 2002 and June 30, 2001,
respectively                                                      $ 127,895,794    $ 137,888,441

Interest on notes receivable                                          1,597,445        2,146,222

Interest on notes payable                                              (143,203)        (121,963)

Changes in fair value of other trust assets (notes 3 and 7)           1,146,201           92,364

Changes in fair value of costs to complete liquidation (note 6)        (894,995)          75,270

Distributions to holders of Class 3A and 3B
beneficial interests                                                 (9,005,705)     (10,125,220)
                                                                  -------------    -------------
Net assets in liquidation, September 30, 2002 and September
30, 2001, respectively                                            $ 120,595,537    $ 129,955,114
                                                                  =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                                                        JANUARY 22, 2001
                                                                   JANUARY 1, 2002 -      (INCEPTION) -
                                                                  SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                                  ------------------   ------------------
Net assets in liquidation, January 1, 2002 and January 22, 2001
(inception), respectively                                           $ 128,980,963         $ 171,414,559

Interest on notes receivable                                            4,920,869             5,844,754

Interest on notes payable                                                (526,858)             (728,959)

Changes in fair value of other trust assets (notes 3 and 7)             3,486,440            (5,097,020)

Changes in fair value of costs to complete liquidation (note 6)        (1,644,904)                   --

Distributions to holders of Class 3A and 3B
beneficial interests                                                  (14,620,973)          (41,478,220)
                                                                    -------------         -------------
Net assets in liquidation, September 30, 2002 and September 30,
2001, respectively                                                  $ 120,595,537         $ 129,955,114
                                                                    =============         =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

The BFA Liquidation Trust (the "TRUST") was formed pursuant to the "First Amended Joint Liquidating Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code" proposed by the Baptist Foundation of Arizona and related subsidiaries and affiliates (the "DEBTORS"), Official Collateralized Investors' Committee and Official Joint Committee of Unsecured Creditors, relating to Case No. 99-13275 ECF GBN (the "PLAN"), which was confirmed by the Bankruptcy Court for the District of Arizona, by an order entered on December 22, 2000 and became effective on January 22, 2001 ("EFFECTIVE DATE").

The primary purpose of the Trust is to (i) oversee and direct the liquidation of the assets that were transferred to the Trust pursuant to the Plan (the "TRUST ASSETS") for the benefit of the Trust's beneficiaries; (ii) prosecute all claims and causes of action that the Trust may have against any person or entity (the "LITIGATION CLAIMS") for the benefit of the Trust's beneficiaries; and (iii) distribute any proceeds of the Litigation Claims and the Trust Assets received by the Trust to the Trust's beneficiaries.

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns two (2) subsidiaries. The assets will be grouped in a consistent and coherent manner and held, pending sale, by the two new subsidiaries. The Trust and the two subsidiaries will be charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five (5) years unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust.

The Plan provides for the appointment of a liquidating trustee (the "LIQUIDATING TRUSTEE") and a liquidating trust board ("LIQUIDATING TRUST BOARD") to oversee the liquidation of the Trust Assets and to ensure that such liquidation is conducted in a cost-effective manner and in a reasonable time. In addition, the Liquidating Trustee and Liquidating Trust Board are directing the prosecution of the Litigation Claims in an attempt to maximize the Trust's recoveries from such claims. The Liquidating Trustee and the Liquidating Trust Board are making ongoing efforts to dispose of the Trust Assets, to make timely distributions and to minimize the duration of the Trust.

The Trust has a wholly-owned subsidiary to assist in liquidating the assets, New Asset Subsidiary, LLC, an Arizona limited liability company ("NAS"). NAS was formed on the Effective Date, and the Trust is the sole member of that company. The Trust is able to direct NAS to take any actions that the Liquidating Trustee believes will maximize the value of the assets held by NAS. The Trust transferred substantially all of its assets to NAS, which NAS is currently marketing for sale. NAS is not permitted to sell any assets or take any other action unless so directed by the Trust. Collectively, the Trust and NAS are referred to as the "Trust".

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 and for the period from January 1, 2002 to September 30, 2002 and for the period from January 22, 2001 (inception) to September 30, 2001 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial information reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2001 and for the period from January 22, 2001 (inception) to December 31, 2001 included in the Trust's Form 10 as filed with the Securities and Exchange Commission.

The Trust's management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given that there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

TRUST ASSETS

The assets of the Trust are carried at estimated fair values determined by discounting, at appropriate risk adjusted discount rates, the Trust's current best estimate of cash flows expected to be realized from the collection, liquidation and disposition of assets held by the Trust. Such assets consist principally of notes receivable, income producing real estate and interests in real estate, interests in partnerships and operating companies and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan. The estimates of the future cash flows from which the asset values of the Trust were derived are made under the direction of the Trust's management based upon information available and believed to be reliable. These estimates reflect significant judgments regarding assumptions, discount rates, timing of cash flows, market risk and allowable disputed claims. Because of the inherent uncertainty regarding the valuation of these assets there will likely be differences between actual results and the estimated fair values reflected in the accompanying consolidated financial statements and the difference may be material.

In addition to the assets described above, the Trust also holds the Litigation claims, which consist of claims against the former directors and officers of BFA, claims against former professionals, and judgments and deficiencies related to loans made to former borrowers of the Debtors. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value of such Litigation Claims. However, if realized these Litigation Claims could be material to the Trust.

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower.

CONTINGENT LIABILITIES

In addition to the contractual liabilities recorded on the accompanying consolidated financial statements, the Trust also has certain contingent liability claims, such as claims against the Trust for mismanagement of trust assets, breach of fiduciary duty, disputed note obligations, unpaid fees and or other obligations and various other theories and claims. Management does not believe that there will be any future material cash outflows as a result of these claims, thus no amount is included in these accompanying consolidated financial statements. Because of the significant uncertainty associated with the valuation of these contingent liabilities, it is possible that these contingencies could be settled at amounts that differ from the amounts that are reflected in these financial statements and the differences could be material.

OTHER LIQUIDATION LIABILITIES

Accounts payable and accrued liabilities are reflected at their estimated settlement amounts which in the opinion of the Trust approximate their fair value.

Notes payable are reported in the accompanying consolidated financial statements at their stated amounts. In the opinion of the Trust these amounts approximate their estimated fair value since the respective interest rates approximate the market rates of interest for similar instruments.

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using an 8% present value factor. These costs, which include personnel, facilities, Trustee and Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 8). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

2. RECEIVABLES, NET

Receivables  primarily  consist of a $53.1  million  note  receivable  from Shea
Homes, Inc. collateralized by a 7,000 acre master planned community, and other receivables relating to land contracts, notes receivable and various other commercial receivables.

The following is a summary of gross cash flows and related valuation at:

                                                      September 30,    December 31,
                                                          2002             2001
                                                      -------------    -------------
                                                       (UNAUDITED)
Total gross future cash flows from notes receivable   $ 140,525,971    $ 167,220,475
Collectibility discount                                 (72,502,740)     (77,161,296)
Present value discount (8-9%)                           (10,975,578)     (16,181,263)
                                                      -------------    -------------
Net receivables                                       $  57,047,653    $  73,877,916
                                                      =============    =============

Some of the debtors are in default on their contractual obligations to the Trust. At this time management does not expect to receive future cash flows related to receivables in default and thus no amount is included in the above stated receivable amount. The Trust is aggressively pursuing collection of these debts by various means including, but not limited to, foreclosure and litigation and recoveries from these actions, if any, could be material.

The Trust has a note receivable and a note payable with the same third party legal entity. The note payable is collateralized by the note receivable. Management believes the fair value of the notes receivable are equal to the fair value of the notes payable, and such amounts are offset, resulting in no amount being recorded in the accompanying consolidated financial statements (see note
5).

3. OTHER TRUST ASSETS

The other trust assets are carried at estimated fair values which are the result of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition. These valuations include appraisals by independent appraisers of the liquidation value of some assets. These values do not represent the full future cash flow values expected from the sale or operations of these assets due to the discounting of respective cash flows. Such assets consist principally of income producing real estate and interests in real estate, interests in partnerships and operating companies, and miscellaneous other assets transferred to the Trust upon the consummation of the Plan.

Other trust assets consist of the following:

                                                   September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (UNAUDITED)
Real estate assets and partnerships, net           $ 51,385,452    $ 58,368,035
Investments in other operating companies, net         3,956,404      11,494,171
Other assets, net                                       447,147         379,322
                                                   ------------    ------------

Future value of other trust assets                   55,789,003      70,241,528

Present value discount (15%)                        (10,569,622)    (12,762,361)
                                                   ------------    ------------

Other trust asset value                            $ 45,219,381    $ 57,479,167
                                                   ============    ============

4. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at September 30, 2002 primarily consist of net proceeds from Jennings, Strouss and Salmon ("JSS") and from Arthur Andersen, LLP ("AA"). The JSS settlement consists of gross proceeds of $21 million net of legal fees of approximately $1.2 million for a net amount of $19.8 million. The AA settlement consists of gross proceeds of $217 million net of legal fees of approximately $34.2 million and litigation expenses incurred for prosecuting the litigation of approximately $4 million for a net amount of $178.8 million. Interest of approximately $220,000 has been earned on the cash balances held by the Trust for these settlements at September 30, 2002 and are reflected in these unaudited financial statements. All settlement funds are being held in an interest bearing joint escrow account. As of September 13, 2002, both the State Court and the Bankruptcy Court had approved the AA and JSS settlements, overruling all objections (Notes 8 and 9). The courts have set a hearing date in November 2002 for a hearing on the allocation of the settlement funds between the Trust and the class action cases. The Trust has proposed an allocation process, with approval by Verde Baptist Church, whereby the Trust is credited with the receipt of 50% of the net proceeds and the Class Action is credited with receipt of the remaining 50% of the net proceeds. At the November 25, 2002 court hearing, the court will decide which of the proposed allocation processes, including the Trust's, is the in the best interest of all parties. The Trust's claims against AA may be jeopardized if AA seeks bankruptcy protection.

In addition to the JSS and AA settlements, the Trust has reached settlements with various other responsible parties in the amount of $4.13 million net of legal expenses and other discount factors. These settlements also include releases of claims against the Trust of approximately $18.0 million. It is expected that these settlements will be presented to the courts for approval and a ruling on the allocation process as soon as reasonably possible.

Settlement proceeds at December 31, 2001 consist of net proceeds from Jennings, Strouss and Salmon ("JSS"). The JSS settlement consists of gross proceeds of $21 million net of legal fees of approximately $1.2 million for a net amount of $19.8 million at December 31, 2001. The settlement funds are being held in an interest bearing joint escrow account. As of September 13, 2002, both the State Court and the Bankruptcy Court had approved the JSS settlements, overruling all objections.

5. NOTES PAYABLE

The following is a summary of notes payable to third parties:

Gross note payable of approximately $3.2 million, including interest of approximately $50,000 to one creditor collateralized by the Shea Homes note receivable, with payment terms of annual principal and interest payments, with an interest rate of 6.75%. Due June 26, 2005.

Gross notes payable of approximately $900,000 including interest of approximately $100,000, to various creditors collateralized by real estate, with payment terms including monthly interest only payments and monthly principal and interest payments, with interest rates ranging from 7% to 12%. Due at various dates ranging from June 1, 2002 to October 31, 2008.

Gross notes payable of approximately $19,000, including interest to various creditors collateralized by various notes receivable, with monthly principal and interest payments and interest rates ranging from 7.5% to 8.75%. Due at various dates ranging from June 1, 2006 to July 25, 2007.

At September 30, 2002, aggregate debt maturities including interest were as follows:

                                 2002                $   326,937
                                 2003                  1,264,528
                                 2004                  1,264,528
                                 2005                  1,383,979
                                 2006                     51,877
                           Thereafter                    733,002
                                                     -----------

                                                       5,024,851
          Less present value discount                   (886,146)
                                                     -----------
          Notes payable                              $ 4,138,705
                                                     ===========

The Trust has a note receivable and a note payable with the same third party legal entity. The note payable is collateralized by the note receivable. Management believes the fair value of the notes receivable are equal to the fair value of the notes payable, and such amounts are offset, resulting in no amount being recorded in the accompanying consolidated financial statements (Note 2).

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $6,918,067 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using an 8% present value factor. These costs, which include personnel, facilities, Trustee and Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 8). Given that there is inherent uncertainty in the estimation process, actual results could be materially different. Approximately $1.7 million of costs were paid or accrued during the third quarter of 2002.

The following is a break out of estimated costs to complete liquidation and litigation:

          Estimated cost to complete liquidation            $5,756,176
          Estimated cost to complete litigation              1,161,891
                                                            ----------
          Total                                             $6,918,067
                                                            ==========

7. CHANGES IN OTHER TRUST ASSETS

During the three months ended September 30, 2002, the Trust sold the following assets:

     * The assets of Document Technologies were sold for approximately $5.0 million.

     *    Sale of Bonds Alarm, Inc. for approximately $0.9 million.

     * The Trust sold various other assets for a total of approximately $0.6 million.

During the three months ended September 30, 2001, the Trust sold the following assets:

     * Kilohana Waikoloa, a master-planned community located in Hawaii was sold for approximately $3.8 million including a carryback note of $1.25 million. Approximately $2.0 million of the cash received was used to pay off secured creditors.

     * Saddle Mountain RV Park, located in Tonopah, Arizona was sold for approximately $1.2 million. Approximately $80,000 of the cash received was used to pay off secured creditors.

     * As of January 22, 2001, the Trust owned 881,269 shares of New Century stock, which was sold at various times during the third quarter of 2001 on the NASDAQ resulting in gross proceeds of approximately $2.3 million.

     * Rancho Vistoso, a master-planned residential community in Oro Valley, Arizona, sold lots resulting in gross proceeds of approximately $0.5 million.

     * The Trust sold various parcels, buildings and lots of several developments during the third quarter of 2001. Lots were sold at ASC San Antonio, Walnut Ridge and various Westside properties. In addition, various individual parcels and buildings were sold, including church sites, and other assets. The Trust received gross proceeds from these sales of approximately $.6 million.

During the period from January 1, 2002 to September 30, 2002, the Trust sold the following assets:

     * Westside property and land contracts consist of actual ownership of and/or land contracts secured by land west of Phoenix, Arizona. During 2002 a portion of the lots owned were sold for cash of approximately $2.1 million.

     * Coyote Lakes Joint Venture, in which BFALT is a majority partner, sold its last piece of commercial real estate for approximately $1.1 million in 2002.

     * Rancho Vistoso, a master-planned residential community in Oro Valley, Arizona, sold its remaining lots in 2002 resulting in gross proceeds of approximately $0.2 million.

     * The assets of Document Technologies were sold for approximately $5.0 million.

     *    Sale of Bonds Alarm, Inc. for approximately $0.9 million.

     * The Trust sold various other assets for a total of approximately $0.7 million.

During the period from January 22, 2001 (inception) through September 30, 2001, the Trust sold the following assets:

     * On January 22, 2001 the Trust sold the stock of Foundation Administrative Services ("FAS") to Shea Homes. FAS is the owner of 7,000 acres of property in Maricopa County located south of Lake Pleasant and commonly referred to as the Pleasant Point property. The stock of FAS was sold for $85 million, including $17 million in cash and a note in the amount of $68 million. The terms of the note include a 4 year maturity with an interest rate equal to prime + 2% annual, in no event less than 9.0%, with quarterly interest payments and principal payments as specified in the note.

     * As of January 22, 2001, the Trust owned 881,269 shares of New Century stock, which was sold at various times from January 22, 2001 through September 30, 2001 on the NASDAQ resulting in gross proceeds of approximately $8.6 million.

     * Sunrise Business Park lot was sold in April 2001 for $1.9 million in cash. Cash proceeds of $135,000 from the sale were used to payoff secured debtors.

     * Rancho Vistoso, a master-planned residential community in Oro Valley, Arizona, sold lots resulting in gross proceeds of approximately $0.6 million.

     * Westside property and land contracts consist of actual ownership of and/or land contracts secured by land west of Phoenix, Arizona. Lots owned were sold for cash of approximately $1.5 million.

     * Kilohana Waikoloa, a master-planned community located in Hawaii was sold for approximately $3.8 million including a carryback note of $1.25 million. Approximately $2.0 million of the cash received was used to pay off secured creditors.

     * Saddle Mountain RV Park, located in Tonopah, Arizona was sold for approximately $1.2 million. Approximately $80,000 of the cash received was used to pay off secured creditors.

     * The Trust sold various parcels, buildings and lots of several developments from January 22, 2001 through September 30, 2001. Lots were sold at Chandler Commerce Center, Park at Juniper Ridge, ASC San Antonio, Show Low Country Club, Walnut Ridge and Westside property. In addition, various individual parcels and buildings were sold, including church sites, Tres Realty Building, and other assets. The Trust received gross proceeds from these sales of approximately $3.1 million.

8. SETTLEMENT LIABILITY

The Trust engaged in litigation with Arthur Andersen, LLP ("AA") regarding AA's audits of some of the Debtor entities prior to bankruptcy, and was the lead plaintiff in a lawsuit against Arthur Andersen LLP ("AA"), which consisted of three actions. The actions consisted of a lawsuit filed by BFA alleging claims of negligence, breach of contract and breach of fiduciary duty, which was transferred to the Trust on January 22, 2001, a Class Action Lawsuit filed by a group of investors, and the State of Arizona. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors.

After the trial against AA began in May 2002, a joint settlement was reached with AA for $217 million. The AA settlement of $217 million, net of legal fees of approximately $34.2 million and litigation expenses incurred for prosecuting the litigation of approximately $4 million, has been recognized and recorded as an asset of the Trust in these unaudited consolidated financial statements (Note
4). As discussed in Notes 4 and 9, both the State Court and Bankruptcy Court had approved the settlement as of September 13, 2002. The courts have set a hearing date in November 2002 for a hearing on the allocation of the settlement funds between the Trust and the class action cases. The Trust has proposed an allocation process, with approval by Verde Baptist Church, whereby the Trust is credited with the receipt 50% of the net proceeds and the class action is credited with the receipt the remaining 50% of the net proceeds. At the November 25, 2002 court hearing, the court will decide which of the proposed allocation processes, including the Trust's, is the in the best interest of all parties.

The Trust engaged in mediation with JSS regarding JSS' liability as attorneys for the Debtors prior to bankruptcy. A settlement fund of $21.0 million has been deposited into an interest bearing account held for the benefit of the Trust. As of September 13, 2002, the Trust had received the requisite approvals from the Trust Board of Directors, the Maricopa County Superior Court and the Bankruptcy Court for distribution of the settlement funds. This amount has been included in the accompanying consolidated financial statements, net of legal fees of approximately $1.2 million. Because of the significant uncertainty associated with the valuation of this Trust Asset, it is possible that the amount ultimately realized could be materially less than the amount reflected in the accompanying unaudited consolidated financial statements.

In addition the Trust and class action have reached settlements with various other responsible parties in the amount of $4.13 million net (see note 4). These settlements also include releases of claims against the Trust of approximately $18.0 million. It is expected that these settlements will be presented to the courts for approval and a ruling on the allocation process as soon as reasonably possible. These amounts have been included in the accompanying consolidated financial statements, net of legal fees and other discount factors. Because of the significant uncertainty associated with the valuation of these Trust Assets, it is possible that the amounts ultimately realized could be materially less than the amounts reflected in the accompanying unaudited consolidated financial statements.

From all Litigation Claims the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its investors. Regardless of the allocation, the Trust believes it will be responsible for the physical distribution of the proceeds to both the beneficial holders and the class action investors, because it already has a system in place that would facilitate the distribution. As such, the Trust believes it will be acting in an agency capacity as it relates to the proceeds allocated to the class action investors. Since the allocation will be determined by the courts, and the Trust cannot estimate the allocation, the Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, until such time as the allocation between the Trust and the class action investors is known. When the allocation is known, the Trust will record the amount allocated to the Trust on the statement of changes in net assets in liquidation, and reduce the settlement liability. The amount allocated to the class action investors has been classified as a liability until it is distributed to the class action investors by the Trust.

9. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

CONTINGENT LIABILITIES

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. A number of these claims remain outstanding and in aggregate total approximately $44.15 million. The Debtors have objected to these outstanding claims on various grounds including, but not limited to, counterclaims the Trust has against these creditors. On the Effective Date, the Trust assumed the Debtors' rights to pursue the objections against such claims. All of these disputes are pending in the Bankruptcy Court. In the opinion of the management of the Trust, the allowance of any of the following disputed claims may have a material adverse impact on the financial condition, resulting in higher than recorded liabilities and decreased net assets in liquidation. These claims consisted of the following:

     (a) CLAIM OF COOK CHARITABLE TRUST. On June 30, 2000, Cook Charitable Trust, through its current trustee, Mitchell C. Laird, filed a proof of claim alleging that BFA abused its discretion and breached its fiduciary duty when it served as trustee of the Cook Charitable Trust and claiming damages of $2 million. The Trust has objected to this claim and has potential counterclaims against the Cook Charitable Trust. Management does not believe that it is likely that any future cash outflows will result from this claim, therefore no liability has been accrued.

     (b) CLAIMS OF HOOVER PARTIES. On March 19, 2000, March 29-31, 2000 and May 22, 2000, Dwain Hoover and Beva Hoover, together with certain of their relatives and entities controlled by them, including D. Hoover & Associates Investments, Inc., The Hoover Family Charitable Trust, The Dwain & Beva Hoover Charitable Trust II, SLS Trust, CRM Holdings, and United Development Inc., filed fourteen proofs of claim aggregating over $16 million based on a number of theories. The most significant claims are (i) a claim in the approximate amount of $278,000 alleging that officers of BFA made an oral promise to repurchase certain real property; (ii) a claim in the approximate amount of $14.2 million alleging note obligations between New Church Ventures Credit Corporation and D. Hoover & Associates Investments, Inc; (iii) claims in the approximate amount of $328,000 based on IRA account investments; (iv) a claim by The Hoover Family Charitable Trust in the approximate amount of $580,000 based on the alleged conversion of trust property; and (v) a claim by The Dwain & Beva Hoover Charitable Trust II in the approximate amount of $680,000 based on the alleged conversion of trust property. The Trust has objected to these claims on various grounds and has counterclaims against Hoover for his role at Baptist Foundation of Arizona. Currently, the Trust has two cases pending against Hoover. No court date has been set for trial, but in one of the cases the Trust was able to get a preliminary injunction freezing $9.0 million that Hoover was to receive by way of his settlement with a third party. The Trust and Hoover entered into mediation in 2002 that has not resulted in any settlement to date. Management does not believe that it is likely that any future cash outflows will result from Hoover's claims, therefore no liability has been accrued.

     (c) CLAIM OF ARIZONA SOUTHERN BAPTIST CONVENTION. On June 30, 2000 the Arizona Southern Baptist Convention ("ASBC") filed a proof of claim in the approximate amount of $1 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. Further, the proof of claim seeks to have the court transfer BFA's beneficial interest in the trusts to ASBC. The Trust has objected to this claim on various grounds and may have counterclaims against ASBC. No trial has been commenced. Management does not believe that it is likely that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (d) CLAIM OF ARIZONA STATE MISSION BOARD, INC. On June 30, 2000, Arizona State Mission Board, Inc. ("ASMB") filed a proof of claim in the approximate amount of $1.45 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. ASMB also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ASMB. The Trust has objected to this claim on various grounds. No trial has been commenced. Management does not believe that it is likely that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (e) CLAIM OF ARIZONA BAPTIST CHILDREN'S SERVICES, INC. On June 30, 2000, Arizona Baptist Children's Services, Inc. ("ABCS") filed a proof of claim in the approximate amount of $2.3 million plus an unknown amount based on its alleged beneficial interest in various trust or endowments for which BFA or one of its affiliates served as trustee. ABCS also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, transferred to ABCS. The Trust has objected to this claim on various grounds. No settlement discussions have started nor has any trial been commenced. Management does not believe that it is likely that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (f) CLAIM OF HAROLD FRIEND AND RELATED PARTIES ("FRIEND"). On March 31, 2000 Harold Friend and several entities controlled by him including Export Tyre Holding Company, Stockbridge holding Company, Stockbridge Realty Investors--Arizona, Inc., Property Consultants, Inc. and HMR, Inc. filed a proof of claim in the approximate amount of $18.0 million based on a number of theories. The most significant claim is one for unpaid fees and commissions; both earned and projected to be earned, in the approximate amount of $14.88 million. The Trust has objected to these claims on various grounds and has potential counterclaims of action against Friend for his role at Baptist Foundation of Arizona. The parties have reached a non-binding settlement in principle, which would result in the withdrawal of all of these proof of claims. It is expected that the settlement will be finalized and submitted for approval as soon as reasonably possible. Management does not believe that it is likely that any future cash outflows will result from these claims based on this settlement, therefore no liability has been accrued.

     (g) CLAIM OF GRAND CANYON UNIVERSITY. On June 30, 2000, Grand Canyon University ("GCU") filed a proof of claim seeking payment of approximately $3.2 million for various unsecured investments held by BFA, approximately $3.67 million for the balance due under a note and deed of trust executed by Cora Properties, Inc. (the "CORA NOTE") and a quarterly $24,425 annuity payment for which BFA is primarily obligated and GCU is the guarantor. The Trust has objected to the $3.2 million claim and the $24,425 quarterly annuity claim on various grounds and is pursuing discussions with GCU in regards to settlement of these claims. The claim related to the Cora Note has since been resolved and the liability of approximately $3.4 million has been included in notes payable in the accompanying consolidated financial statements at December 31, 2001. Management does not believe that it is likely that any future cash outflows will result from the $3.2 million claim and the $24,425 quarterly annuity claim, therefore no liability has been accrued.

     (h) Various other claims were filed by unsecured creditors seeking compensation. These claims in the aggregate total approximately $200,000. The Trust has objected to these claims on various grounds. Management does not believe that it is likely that any future cash outflows will result from these claims, therefore no liability has been accrued.

SETTLEMENTS

The Trust engaged in litigation with AA regarding AA's audits of some of the Debtor entities prior to bankruptcy. The majority, approximately $4 million, of litigation costs incurred by the Trust relate specifically to the prosecution of the Trust's case against AA. After the trial began in May 2002, a joint settlement was reached with AA for $217 million. At the time of the settlement AA paid $10.68 million net of costs charged by the State of Arizona to the Trust in a non-refundable initial payment. The balance of approximately $205.68 million was paid by AA's insurance carrier to the Trust in June 2002 to be held in an interest bearing joint escrow account pending state and bankruptcy court approval of the settlement and allocation of funds. As of September 13, 2002, both courts had approved the AA settlement. The courts have set a hearing date in November 2002 for a hearing on the allocation of the funds between the Trust and the class action. The AA settlement of $217.0 million, net of legal fees of approximately $34.2 million and litigation expenses incurred for prosecuting the litigation of approximately $4 million, has been recognized and recorded as an asset of the Trust in these unaudited consolidated financial statements (note
4). The Trust has proposed an allocation process, with approval by Verde Baptist Church, whereby the Trust is credited with receipt of 50% of the net proceeds and the Class Action is credited with the receipt of the remaining 50% of the net proceeds. At the November 25, 2002 court hearing, the court will decide which of the proposed allocation processes, including the Trust's, is the in the best interest of all parties. The most significant obstacles to prompt distribution of the settlement funds to investors are investor objections and investor appeals. Because of the significant uncertainty associated with the valuation of this trust asset, it is possible that the amount ultimately realized could be materially less than the amount reflected in the unaudited consolidated financial statements.

The Trust engaged in mediation with JSS regarding JSS' liability as attorneys for the Debtors prior to bankruptcy. A settlement fund of $21.0 million has been deposited into an interest bearing account held for the benefit of the Trust. As of September 13, 2002, the Trust had received the requisite approvals from the Trust Board of Directors, the Maricopa County Superior Court and the Bankruptcy Court for distribution of the settlement funds. This amount has been included in the accompanying unaudited consolidated financial statements, net of legal fees of approximately $1.2 million. Because of the significant uncertainty associated with the valuation of this trust asset, it is possible that the amount ultimately realized could be materially less than the amount reflected in the accompanying unaudited consolidated financial statements.

In addition the Trust and class action have reached settlements with various other responsible parties in the amount of $4.13 million net (see note 4 and 8). These settlements also include releases of claims against the Trust of approximately $18.0 million. It is expected that these settlements will be presented to the courts for approval as soon as reasonably possible. These amounts have been included in the accompanying unaudited consolidated financial statements. Because of the significant uncertainty associated with the valuation of these trust assets, it is possible that the amount ultimately realized could be materially less than the amount reflected in the accompanying unaudited consolidated financial statements.

CONTINGENCIES

The Trust has also engaged in litigation or settlement discussions with various parties considered by Trust management as culpable parties regarding the failure of BFA, which include but may not be limited to BFA's former officers, directors, and other insiders such as Dwain Hoover and entities under his control. No amount has been included in the accompanying consolidated financial statements related to potential proceeds from these matters since management is unable to assess the probability of receiving proceeds from these actions.

Because of the significant uncertainty associated with the valuation of contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

10. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended September 30, 2002 and September 30, 2001, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $20.3 and $8.6 million respectively, consisting of the following:

                                                       Three months ended
                                                -------------------------------
                                                September 30,      September 30,
                                                    2002               2001
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)
NOTE RECEIVABLES                                $ 10,000,000       $  1,300,000
CASH FLOWS FROM OTHER TRUST ASSETS                10,300,000          7,300,000
                                                ------------       ------------
                                                $ 20,300,000       $  8,600,000
                                                ============       ============

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $13.2 and $15.5 million as follows:

                                                       Three months ended
                                                -------------------------------
                                                September 30,      September 30,
                                                    2002               2001
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)
TRUST OPERATIONS                                $ (1,100,000)     $ (1,300,000)
LITIGATION COSTS                                    (500,000)         (700,000)
PAYABLES & CLASS 5 CREDITORS                        (200,000)         (700,000)
PAYMENTS TO SECURED NOTES PAYABLE                 (2,400,000)       (2,700,000)
DISTRIBUTIONS TO 3A & 3B                          (9,000,000)      (10,100,000)
                                                ------------      ------------
                                                $(13,200,000)     $(15,500,000)
                                                ============      ============

For the period from January 1, 2002 to September 30, 2002 and for the period from January 22,2001 (inception) to September 30, 2001, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $35.5 and $41.7 million respectively, consisting of the following:

                                                               January 22, 2001
                                          January 1, 2002 -      (inception) -
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
                                             (Unaudited)          (Unaudited)
NOTE RECEIVABLES                            $ 17,800,000         $  5,300,000
CASHFLOWS FROM OTHER TRUST ASSETS             17,700,000           36,400,000
                                            ------------         ------------
                                            $ 35,500,000         $ 41,700,000
                                            ============         ============


Conversely, for the same respective periods, the Trust paid out to various creditors approximately $28.7 and $54.8 million as follows:

                                                               January 22, 2001
                                          January 1, 2002 -      (inception) -
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
                                             (Unaudited)          (Unaudited)
TRUST OPERATIONS                            $ (2,800,000)        $ (2,700,000)
LITIGATION COSTS                              (3,700,000)          (1,800,000)
PAYABLE & CLASS 5 CREDITORS                   (4,700,000)          (5,000,000)
PAYMENTS TO SECURED NOTES PAYABLE             (2,900,000)          (3,800,000)
DISTRIBUTIONS TO 3A & 3B                     (14,600,000)         (41,500,000)
                                            ------------         ------------
                                            $(28,700,000)        $(54,800,000)
                                            ============         ============

11. SUBSEQUENT EVENTS

CREDITOR DISTRIBUTION

In October 2002, the Trust made a distribution of $7.0 million to holders of Class 3A, 3B and Class 5 claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The operations of the Trust for the quarter ending September 30, 2002 and September 30, 2001 and for the period from January 1, 2002 to September 30, 2002 and for the period from January 22, 2001 (inception) to September 30, 2001 are summarized below:

                                                                 Third Quarter                                   January 22, 2001
                                                         ------------------------------     January 1, 2002 -      (inception) -
                                                             2002             2001         September 30, 2002   September 30, 2001
                                                         -------------    -------------    ------------------   ------------------
Net assets in liquidation, beginning                     $ 127,895,794    $ 137,888,441       $ 128,980,963        $ 171,414,559

Interest on notes receivable                                 1,597,445        2,146,222           4,920,869            5,844,754
Interest on notes payable                                     (143,203)        (121,963)           (526,858)            (728,959)
Changes in fair value of other trust assets                  1,146,201           92,364           3,486,440           (5,097,020)
Changes in fair value of costs to complete liquidation        (894,995)          75,270          (1,644,904)                  --
Distributions to holders of
     Class 3A and 3B beneficial interests                   (9,005,705)     (10,125,220)        (14,620,973)         (41,478,220)
                                                         -------------    -------------       -------------        -------------
Net assets in liquidation, ending                        $ 120,595,537    $ 129,955,114       $ 120,595,537        $ 129,955,114
                                                         =============    =============       =============        =============

     QUARTER ENDED SEPTEMBER 30 2002 AND 2001

The estimated fair value of the Trust's net assets in liquidation decreased $7.3 million in the third quarter 2002 as compared to $7.9 million in the third quarter of 2001. Factors which contributed to the net decrease of the net asset value of the Trust's net assets in liquidation in the third quarter of 2002 and 2001 include (i) interest income from notes receivables, (ii) interest expense for notes payable, (iii) appreciation in value of certain other trust assets and
(iv) distributions to holders of Class 3A and 3B beneficial interests.

Interest income from notes receivables decreased in the third quarter of 2002 as compared to the third quarter of 2001 because of principal payments received. The changes in the estimated costs to complete liquidation were more than anticipated for the third quarter of 2002 because of increased legal fees related to various legal matters.

In the third quarter of 2002, the Trust distributed $9.0 million to holders of Class 3A or 3B beneficial interests. This distribution was made possible principally from collections on Trust Assets in the third quarter of 2002 and June 30, 2002 cash balances. The Class 3A and 3B beneficial interest were valued at $120.6 million at September 30, 2002. In October 2002, the Trust distributed an additional $6.3 million to holders of Class 3A or 3B beneficial interests.

In the third quarter of 2001, the Trust distributed $10.1 million to holders of Class 3A or 3B beneficial interests. This distribution was made possible principally from collections on Trust Assets in the third quarter of 2001 and June 30, 2001 cash balances. The Class 3A and 3B beneficial interests were valued at $129.9 million at September 30, 2001.

     FOR THE PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 30, 2002 COMPARED TO
       THE PERIOD FROM JANUARY 22, 2001 (INCEPTION) TO SEPTEMBER 30, 2001

The estimated fair value of the Trust's net assets in liquidation decreased $8.4 million in the period from January 1, 2002 to September 30, 2002 as compared to $41.5 million for the period of January 22, 2001 (inception) to September 30, 2001. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the period from January 1, 2002 to September 30, 2002 and for the period from January 22, 2001 (inception) to September 30, 2001 include (i) interest income from notes receivables, (ii) interest expense for notes payable, (iii) appreciation in value of certain other trust assets and
(iv) distributions to holders of Class 3A and 3B beneficial interests.

Interest income from notes receivables decreased in 2002 as compared to 2001 because of principal payments received. The changes in the estimated costs to complete liquidation were more than anticipated for 2002 because of increased legal fees related to various legal matters. While 2001 estimated costs to complete liquidation met expectations at that time.

For the period from January 1, 2002 to September 30, 2002, the Trust distributed $14.6 million to holders of Class 3A or 3B beneficial interests. This distribution was made possible principally from collections on Trust Assets in 2002. The Class 3A and 3B beneficial interest were valued at $120.6 million at September 30, 2002. In October 2002, the Trust distributed an additional $6.3 million to holders of Class 3A or 3B beneficial interests.

For the period from January 22, 2001 (inception) to September 30, 2001, the Trust distributed $41.5 million to holders of Class 3A or 3B beneficial interests. This distribution was made possible principally from collections on Trust Assets in 2001 and January 22, 2001 cash balances. The Class 3A and 3B beneficial interest were valued at $129.9 million at September 30, 2001.

Non-cash trust assets at September 30, 2002 and December 31, 2001 were comprised of the following:

     NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE     SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                ------------     ------------
                                                                (UNAUDITED)
Receivables, net                                                $ 57,047,653     $ 73,877,916
Other trust assets, net                                           45,219,381       57,479,167
                                                                ------------     ------------

          TOTAL ASSETS                                          $102,267,034     $131,357,083
                                                                ============     ============

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At September 30, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 8-15% to reflect the Trust Assets at estimated fair value.

PART II - OTHER INFORMATION

Item 2. Legal Proceedings

LAWSUIT AGAINST ARTHUR ANDERSEN

     On August 25, 2000, the Trust engaged in litigation with AA regarding AA's audits of some of the Debtor entities prior to bankruptcy, and was the lead plaintiff in a lawsuit against AA, which consisted of 3 actions. The actions consisted of a lawsuit filed by BFA alleging claims of negligence, breach of contract and breach of fiduciary duty, which was transferred to the Trust on January 22, 2001, a class action lawsuit filed by a group of investors (Class Action), and the lawsuit filed by the state of Arizona. All of the Class Action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are Class Action investors. On May 6, 2002, the Trust, lead plaintiffs in the Class Action lawsuit and the Arizona Attorney General announced that they had tentatively agreed to settle their claims against AA for the sum of $217 million and that AA had made an initial payment of $10.68 million net of State of Arizona legal costs. AA's insurance company paid the balance of the $217 million settlement on June 5, 2002 to an interest bearing joint escrow account.

     On July 12, 2002, a joint hearing was held by the United States Bankruptcy Court and the Superior Court for the State of Arizona to approve the global settlement with AA. At the hearing, the Bankruptcy Court approved the AA settlement and shortly thereafter, the State Court gave interim approval of the AA settlement and of the notice to go to class members. Since that time, Dwain Hoover has appealed the Bankruptcy Court approval of the AA settlement and Verde Baptist Church has appealed the interim approval of the AA settlement by the State Court. Verde Baptist Church attempted to obtain a stay to prevent further action in connection with the final approval in the State Court. This attempt was denied by the State Court on August 15, 2002. On August 28, 2002, Verde Baptist Church filed another Request for Stay of Proceedings in the Court of Appeals, State of Arizona, Division One. On approximately August 30, 2002, this stay was denied. As of September 13, 2002 both the State Court and the Bankruptcy Court had approved the AA settlement, however a 30-day appeal period was open until October 13, 2002. During the 30-day appeal period, Dwain Hoover filed an appeal, which was later denied. On November 25, 2002, the State Court will hold a hearing on the allocation of the settlement funds between the Trust and Class Action cases. The Trust has proposed an allocation process, with approval by Verde Baptist Church, whereby the Trust is credited with the receipt of 50% of the net proceeds and the Class Action is credited with the receipt of the remaining 50% of the net proceeds. At the November 25, 2002 court hearing, the court will decide which of the proposed allocation processes, including the Trust's, is the in the best interest of all parties. Among the most significant obstacles to prompt distribution of the settlement funds to investors are (a) investor objections; and (b) investor appeals, including appeals from Dwain Hoover. The Trust's claims against AA may be jeopardized if AA seeks bankruptcy protection.

NEGOTIATIONS WITH JENNINGS STROUSS & SALMON

     The Trust extensively investigated claims against BFA's former attorneys, JSS and participated (along with counsel for lead plaintiffs in the Class Action lawsuit) in a non-judicial mediation of claims against JSS, conducted by a retired U.S. District Court Judge, in which the Trust presented evidence-supporting claims against JSS. The Trust, counsel for the lead plaintiffs in the class action lawsuit, and the Arizona Attorney General negotiated a tentative settlement of claims against JSS for the sum of $21 million in 2001 and in late May 2002 completed documentation of the settlement. As of September 13, 2002 both the State Court and the Bankruptcy Court had approved the JSS settlement. On November 25, 2002, the State Court will hold a hearing on the allocation of the settlement funds between the Trust and Class Action cases. The Trust expects that the proceeds of the JSS settlement will be distributed along with the AA settlement, subject to the same risks of delay and allocation process. The litigation claims that BFA had with respect to JSS were transferred to the Trust on January 22, 2001.

NET PROCEEDS TO THE INVESTORS FROM THE AA AND JSS SETTLEMENTS

     Assuming that the settlements are approved, beneficiaries of these settlements will receive approximately $178.8 million from the AA settlement and $19.8 million from the JSS settlement, for a total of $198.6 million.
Approximately $4 million of the $217 million in the AA settlement is attributable to the expense of prosecuting the litigation (for example, expert fees, court reporter fees, and travel costs, but not attorneys fees). Based on the fee schedule approved by the Bankruptcy Court in 2000 after competitive bidding by various law firms, the attorneys' fees for the AA and JSS matter will be approximately $35.4 million in addition to the expenses of approximately $4 million for prosecuting the litigation.

ADVERSARY PROCEEDING AGAINST L. DWAIN HOOVER

     On February 15, 2000, BFA filed an adversary proceeding in the Bankruptcy Court against L. Dwain Hoover, a former BFA director, and the related parties that he owns or controls (collectively, "HOOVER"). The complaint alleges that Mr. Hoover breached his fiduciary duties to BFA by both illegally obtaining loans from, and making loans to, certain companies affiliated with or managed by BFA. As alleged in the complaint, most of the loans were initially obtained from companies that were managed by BFA, but which were not BFA subsidiaries, which avoided the appearance of Hoover illegally obtaining loans from BFA. However, on several occasions, these loans were quickly assigned from the initial creditor entity to a BFA subsidiary. In addition, Hoover used the funds from certain loans to re-lend or invest with third parties on terms that netted Hoover returns far in excess of the return BFA realized on its loans to Hoover. Hoover made loans to certain BFA-managed companies at above-market interest rates that were not available to outside investors in BFA. BFA seeks to recover all funds improperly borrowed by Hoover, all profits improperly made on funds Hoover borrowed from BFA and its affiliates, all other profits Hoover improperly reaped from these transactions with BFA, and other damages. Hoover has asserted set-offs based on funds placed with New Church Ventures Credit Corporation, and an alleged oral agreement to pay Hoover $5 million in connection with one of the loan transactions.

     Substantial litigation is ongoing in the Hoover adversary proceeding. The court issued a Temporary Restraining Order on March 27, 2000 and a Preliminary Injunction on April 10, 2000 freezing over $9.0 million in cash and negotiable promissory notes held by Hoover. BFA's litigation claims with respect to Hoover were transferred to the Trust on January 22, 2001 and an amended complaint was filed naming the BFA Liquidating Trustee as the Plaintiff. The case is expected to proceed to trial in the first quarter of 2003 unless it is resolved in a settlement.

ADVERSARY PROCEEDING AGAINST HAROLD FRIEND

     On February 18, 2000, BFA filed a lawsuit against Harold Friend and two companies co-owned by Mr. Friend and BFA-related companies, Export Tyre Holding Company ("ETHC") and F&F Capital Investment Company ("F&F"), seeking a full accounting of his financial records and business dealings with BFA and its former senior management team. Upon the filing of the complaint, Mr. Friend, through his counsel, entered into a stipulation whereby Mr. Friend agreed to give BFA a full accounting of his financial records. The exchange of information pursuant to that stipulation has been ongoing and has continued following the transfer of litigation claims that BFA had with respect to Mr. Friend and his companies to the Trust on January 22, 2001 and Mr. Friend has participated in ongoing settlement discussions relating to this proceeding and his prior relationship with BFA, including discussions of the disputed claims of Mr. Friend and related parties in the BFA bankruptcy. A settlement in principal was reached on September 9, 2002, which if finalized and approved would result in the Trust receiving cash, commercial paper and a third party promissory note. The Trust would exchange releases of claims by or against Mr. Friend and related parties ("Friend-related parties"), including tort based claims and claims based on promissory notes, and transfer to the Friend-related parties the Trust's shareholding interests in ETHC and F&F. It is expected that the settlement will be submitted for court approval as soon as reasonably possible.

NEGOTIATIONS WITH HENRY & HORNE P.L.C.

     The Trust extensively investigated claims against BFA's former accountants, Henry & Horne P.L.C. ("H&H") and participated (along with counsel for lead plaintiffs in the Class Action lawsuit) in a non-judicial mediation of claims against H&H, in which the Trust presented evidence-supporting claims against H&H. The Trust, counsel for the lead plaintiffs in the class action lawsuit, negotiated a tentative settlement of claims against H&H. The settlement is subject to approval by the Maricopa County Superior Court and the Bankruptcy

Court. The settlement documents are expected to be filed for approval by the courts and a ruling on the allocation process as soon as reasonably possible. The litigation claims that BFA had with respect to H&H were transferred to the Trust on January 22, 2001.

NEGOTIATIONS WITH NELSON LAMBSON & CO., P.L.C.

     The Trust extensively investigated claims against BFA's former accountants, Nelson Lambson & Co., P.L.C. ("NL") and participated (along with counsel for lead plaintiffs in the Class Action lawsuit) in a non-judicial mediation of claims against NL, in which the Trust presented evidence-supporting claims against NL. The Trust, counsel for the lead plaintiffs in the class action lawsuit, negotiated a tentative settlement of claims against NL. The settlement is subject to approval by the Maricopa County Superior Court and the Bankruptcy Court. The settlement documents are expected to be filed for approval by the courts and a ruling on the allocation process as soon as reasonably possible. The litigation claims that BFA had with respect to NL were transferred to the Trust on January 22, 2001.

LAWSUITS INVOLVING WILLIAM BLAIR

     Pre-petition, various BFA entities entered into a series of transactions with Mr. Blair. Two outstanding debts remain unresolved. One debt relates to the unpaid purchase price for certain real property located at 23rd Street and Campbell Avenue in Phoenix. The other debt relates to a loan for Mr. Blair's development of a residential subdivision identified as "Desert Diamond Estates." With regard to the Campbell property transaction, counsel for the Trust conducted a search of BFA's books and records to identify collateral recovery sources. Having determined that no collateral exists to secure repayment of the balance of the purchase price, the Trust filed a lawsuit in state court for the unpaid balance, $0.77 million plus accrued interest, fees, and costs.

     With regard to the Desert Diamond loan, the Trust commenced foreclosure on the real property collateral securing repayment of the underlying debt. This transaction has been made extraordinarily complicated by virtue of the fact that Mr. Blair, in conjunction with Fidelity Title (the "TITLE COMPANY") developed, sold and conveyed fee title to approximately twelve lots collateralizing repayment of the BFA loan, to third-party purchasers without first obtaining consents or releases from NAS. The Trust made demand on the Title Company for payment of the outstanding indebtedness. In response, the Title Company has now filed a multi-count lawsuit against the Trust alleging a number of novel theories in an attempt to avoid payout on their insurance policies. In addition to the lawsuit filed by the third-party purchasers Mr. Blair has placed the subdivision, Desert Diamond, into a Chapter 11 reorganization proceeding. NAS filed a Motion to Convert Mr. Blair's Chapter 11 to a liquidation under Chapter
7. The court granted the Motion and the bankruptcy case has been converted. The court appointed trustee is proceeding to liquidate the assets of the bankruptcy for the benefit of creditors including NAS. NAS expects that it may recover half of the Desert Diamond obligation from the Chapter 7 Trustee, with claims remaining against the Title Company and Bill Blair individually for the balance of the Desert Diamond Note.

     The total obligations owing by Mr. Blair to the Trust approximate $2.5 million dollars. To date, Mr. Blair has failed to offer any reason or excuse for his continued and willful failure to repay these debts to the Trust. Absent payment or other satisfactory arrangement, the Trust is continuing to aggressively pursue the judgment and collateral recovery efforts.

     The state court is still pushing off resolution of the amount of liability under the Campbell Note. The state court has sent the parties back to the bankruptcy court a second time for interpretation of the confirmation order. That hearing is set for this month. After the bankruptcy court issues its ruling, the parties will have to go back to state court again to try to get a resolution from the state court judge.

ADVERSARY PROCEEDINGS AGAINST WILLIAM P. CROTTS AND OTHERS

     On November 7, 2001 and December 14, 2001, the Trust filed separate adversary proceedings in Bankruptcy Court against William P. Crotts ("CROTTS") and against Dwain L. Hoover and related entities that he controls; Thomas Grabinski; Edgar Allen Kuhn; Nelson Lambson, P.L.C. and Henry & Horne, P.L.C. ("H&H"). Those actions assert claims for breach of fiduciary duties, substantial assistance in the breach of fiduciary duties and professional negligence against the defendants for their roles in facilitating and carrying out the alleged ponzi scheme that led to BFA's collapse. Crotts filed an answer to the Trust's complaint against him. The other defendants, however, moved to dismiss, and the Trust opposed their motions and also proffered a proposed amended complaint. The Court granted the Trust's motion for leave to amend the complaint and denied the motion to dismiss. Several defendants have appealed from this ruling to the U.
S. District Court. No pretrial schedule or trial date has been set.

DISPUTED PROOFS OF CLAIMS

     A number of creditors filed proofs of claims in the BFA bankruptcy proceeding, which have been objected to by BFA. All of these disputes are pending in the Bankruptcy Court. Those claims in excess of $1 million, which are still in dispute, are the following:

     1. COOK CHARITABLE TRUST. On March 31, 2000, Cook Charitable Trust, through its current trustee, Mitchell C. Laird, filed a proof of claim alleging that BFA abused its discretion and breached its fiduciary duty when it served as trustee of the Cook Charitable Trust and seeking $2 million in damages. Management does not believe that it is likely that any future cash outflows will result from this claim.

     2. HOOVER PARTIES. On March 19, 2000, March 29-31, 2000 and May 22, 2000, Dwain Hoover and Beva Hoover, together with certain of their relatives and entities controlled by them, including D. Hoover & Associates Investments, Inc., The Hoover Family Charitable Trust, The Dwain & Beva Hoover Charitable Trust II, SLS Trust, CRM Holdings, and United Development Inc., filed fourteen proofs of claim aggregating over $16 million based on a number of theories. The most significant claims are
          (i) a claim in the approximate amount of $278,000 alleging that officers of BFA made an oral promise to repurchase certain real property; (ii) a claim in the approximate amount of $14.2 million alleging note obligations between New Church Ventures Credit Corporation and D. Hoover & Associates Investments, Inc; (iii) claims in the approximate amount of $328,000 based on IRA account investments; (iv) a claim by The Hoover Family Charitable Trust in the approximate amount of $580,000 based on the alleged conversion of trust property; and (v) a claim by The Dwain & Beva Hoover Charitable Trust II in the approximate amount of $680,000 based on the alleged conversion of trust property. Management does not believe that it is likely that any future cash outflows will result from these claims.

     3. ARIZONA SOUTHERN BAPTIST CONVENTION. On March 31, 2000 the ASBC filed a proof of claim in the approximate amount of $1 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. Further, the proof of claim seeks to have the court transfer BFA's beneficial interest in the trusts to ASBC. The Trust has objected to this claim on various grounds and has counterclaims against ASBC. Management does not believe that it is likely that any future cash outflows will result from this claim.

     4. ARIZONA STATE MISSION BOARD, INC. On March 31, 2000, Arizona State Mission Board, Inc. ("ASMB") filed a proof of claim in the approximate amount of $1.45 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. ASMB also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ASMB. The Trust has objected to this claim on various grounds and has counterclaims against ASMB. Management does not believe that it is likely that any future cash outflows will result from this claim.

     5. ARIZONA BAPTIST CHILDREN'S SERVICES, INC. On March 31, 2000, Arizona Baptist Children's Services, Inc. ("ABCS") filed a proof of claim in the approximate amount of $2.3 million plus an unknown amount based on its alleged beneficial interest in various trust or endowments for which BFA or one of its affiliates served as trustee. ABCS also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ABCS. The Trust has objected to this claim on various grounds and has counterclaims against ABCS. Management does not believe that it is likely that any future cash outflows will result from this claim.

     6. HAROLD FRIEND AND RELATED PARTIES. On March 31, 2000 Harold Friend and several entities controlled by him including Export Tyre Holding Company, Stockbridge holding Company, Stockbridge Realty Investors--Arizona, Inc., Property Consultants, Inc. and HMR, Inc. filed a proof of claim in the approximate amount of $18.0 million based on a number of theories. The most significant claim is one for unpaid fees and commissions, both earned and projected to be earned, in the approximate amount of $14.88 million. The Trust has objected to these claims on various grounds and has counterclaims of action against Friend for his role at Baptist Foundation of Arizona. The parties have reached a non-binding settlement in principle, which would result in the withdrawal of all of these proof of claims. It is expected that the settlement will be finalized and submitted for court as soon as reasonably possible. Management does not believe that it is likely that any future cash outflows will result from these claims based on this settlement.

     7. CLAIM OF GRAND CANYON UNIVERSITY. On March 31, 2000, Grand Canyon University ("GCU") filed a proof of claim seeking payment of approximately $3.2 million for various unsecured investments held by BFA, approximately $3.67 million for the balance due under a note and deed of trust executed by Cora Properties, Inc. (the "CORA NOTE") and a quarterly $24,425 annuity payment for which BFA is primarily obligated and GCU is the guarantor. The Trust has objected to the $3.2 million claim and the $24,425 quarterly annuity claim on various grounds and is pursuing discussions with GCU in regards to settlement of these claims. The claim related to the Cora Note has since been resolved and the liability has been recorded. Management does not believe that it is likely that any future cash outflows will result from the $3.2 million claim and the $24,425 quarterly annuity claim.

     8. Various other claims were filed by unsecured creditors seeking compensation. These claims individually total less than $200,000. The Trust has objected to these claims on various grounds. Management does not believe that it is likely that any future cash outflows will result from these claims

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Liquidating Trustee (the Trust's principal executive officer) and the Assistant to the Liquidating Trustee (the Trust's principal financial officer), of the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Trust's Liquidating Trustee and the Assistant to the Liquidating Trustee concluded that the Trust's disclosure controls and procedures are effective in enabling the Trust to record, process, summarize and report information required to be included in the Trust's periodic SEC filings within the required time period. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Trust carried out its evaluation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 15, 2002                BFA LIQUIDATION TRUST


                                        By: /s/ Clifton R. Jessup, Jr.
                                            ------------------------------------
                                            Name: Clifton R. Jessup, Jr.
                                            Title: Liquidating Trustee

                                  CERTIFICATION

I, Clifton R. Jessup, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of the BFA Liquidation Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("EVALUATION DATE"); and

     (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002          By: /s/ Clifton R. Jessup, Jr.
                                     -------------------------------------------
                                     Name: Clifton R. Jessup, Jr.
                                     Title: Liquidating Trustee

I, Mark A. Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the BFA Liquidation Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("EVALUATION DATE"); and

     (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002          By: /s/ Mark A. Roberts
                                     -------------------------------------------
                                     Name: Mark A. Roberts
                                     Title: Assistant to the Liquidating Trustee