Form 10-K
period 2002-12-31
BFA LIQUIDATION TRUST
filed 2003-03-25
CIK 1140513

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-32859

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

Securities registered pursuant to Section 12(b) or 12(g) of the Act: Beneficial Interests established under the Trust Agreement

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act) [ ] Yes [X] No

As of March 25, 2003, 448,213,228 units of Class A Beneficial Interests and 137,176,571 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

Item 1. Business.                                                              1

Item 2. Properties.                                                            2

Item 3. Legal Proceedings.                                                     2

Item 4. Submission of Matters to a Vote of Security Holders.                   7

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. 7

Item 6. Selected Financial Data.                                               8

Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                           8

Item 8. Financial Statements and Supplementary Data.                          11

Item 9. Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure.                                           28

Item 10. Directors and Executive Officers of the Registrant.                  29

Item 11. Executive Compensation.                                              30

Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                   31

Item 13. Certain Relationships and Related Transactions.                      32

Item 14. Controls and Procedures.                                             32

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.     32

                                     PART I

ITEM 1. BUSINESS.

The BFA Liquidation Trust (the "TRUST") was formed pursuant to the "First Amended Joint Liquidating Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code" proposed by the Baptist Foundation of Arizona ("BFA") and related subsidiaries and affiliates (collectively, the "DEBTORS"), Official Collateralized Investors' Committee and Official Joint Committee of Unsecured Creditors, relating to Case No. 99-13275 ECF GBN (the "PLAN"), which was confirmed by the Bankruptcy Court for the District of Arizona (the "BANKRUPTCY COURT"), by an order entered on December 22, 2000 (the "CONFIRMATION ORDER") and effective on January 22, 2001 (the "EFFECTIVE DATE").

The primary purpose of the Trust is to (i) oversee and direct the liquidation of the assets that were transferred to the Trust pursuant to the Plan (the "TRUST ASSETS") for the benefit of the beneficiaries of the Trust (the "BENEFICIARIES") in accordance with Treasury Regulation Section 301.7701-4(d), (ii) prosecute all litigation claims for the benefit of the Trust, and (iii) distribute any proceeds of the litigation claims and the Trust Assets received by the Trust to the Beneficiaries. The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the value of the Trust Assets, and consistent with the liquidating purpose of the Trust.

Pursuant to the Plan, a liquidating trustee (the "LIQUIDATING TRUSTEE") and a liquidating trust board (the "LIQUIDATING TRUST BOARD") have been appointed to oversee the liquidation of the Trust Assets. Currently, the Liquidating Trustee and the Liquidating Trust Board are overseeing the liquidation of the Trust Assets ensuring that such liquidation is conducted in a cost-effective manner and in a reasonable time, with due regard for the risk that undue haste may minimize the liquidation proceeds of a particular Trust Asset. In addition, the Liquidating Trustee and the Liquidating Trust Board are using best efforts to make timely distributions and to minimize the duration of the Trust. In overseeing the selling of the Trust Assets, the Liquidating Trustee and the Liquidating Trust Board are using best efforts to maximize the amount of the proceeds derived therefrom. The liquidation of the Trust Assets may be accomplished either through the prosecution, compromise and settlement, abandonment or dismissal of any or all claims, rights or causes of action, or otherwise subject to the terms of the Plan.

The Trust is set to terminate on the later of: (i) the date of entry by the Bankruptcy Court of the final decree which fully and finally closes the Chapter 11 cases (the "FINAL DECREE"); or (ii) the date upon which all of the Trust Assets have been distributed to the Beneficiaries and there are no remaining assets expected to be received in the Trust Assets, PROVIDED, HOWEVER, that the Trust will terminate no later than the fifth (5th) anniversary of the Effective Date. On or prior to such termination date, the Bankruptcy Court, upon motion by a party in interest, may extend the term of the Trust upon a finding by the Bankruptcy Court that the extension is necessary for the liquidating purposes of the Trust. Extensions may be obtained so long as each extension is approved by the Bankruptcy Court six (6) months prior to the expiration of the original term and each extended term.

After the termination of the Trust and for the purpose of liquidating and winding up the affairs of the Trust, the Liquidating Trustee will continue to act in such capacity until its duties have been fully performed. Upon distribution of the entire Trust Assets and entry of the Final Decree and unless ordered otherwise by the Bankruptcy Court as part of the Final Decree, the Liquidating Trustee will retain for a period of two (2) years the books, records, Beneficiary lists, securities register, and certificates and other documents and files which will have been delivered to or created by the Liquidating Trustee. Subject to the final decree, at the Liquidating Trustee's discretion, all of such records and documents may, but need not, be destroyed at any time after two (2) years from the completion and winding up of the affairs of the Trust. Except as otherwise specifically provided in the Trust Agreement dated January 22, 2001 (the "TRUST AGREEMENT"), upon the discharge of all liabilities of the Trust, final distribution of the entire Trust Assets and entry of the Final Decree, the Liquidating Trustee will have no further duties or obligations relating to the Trust.

ITEM 2. PROPERTIES.

The Trust does not have any material physical properties, except for such properties that are held for sale.

ITEM 3. LEGAL PROCEEDINGS.

ARTHUR ANDERSEN

     On January 23, 2003, the Trust distributed approximately $174.7 million which represented the remaining proceeds of the $217 million settlement with BFA's former auditor Arthur Andersen, LLP ("AA"), net of legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million, to the Beneficiaries in conjunction with a plan of allocation approved by the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT"). This distribution marked the culmination of a year in which the settlement with AA fell apart in the wake of AA's indictment by the United States Department of Justice, only to be restored after commencing trial of the action.

     On March 1, 2002, three days before the scheduled commencement of trial, the Trust, lead plaintiffs in a parallel class action lawsuit, and the Arizona Attorney General ("PLAINTIFFS") entered into a global settlement of claims with AA for the sum of $217 million in cash. Two weeks after reaching this settlement, AA was indicted on obstruction of justice charges in connection with its role as auditor of Enron. Shortly thereafter, AA advised Plaintiffs that its insurance carrier had failed to approve the settlement, and AA was therefore withdrawing from the agreement.

     Following AA's surprise withdrawal from the settlement, the Trust immediately returned to the Superior Court and succeeded in restoring the case to the trial calendar on an expedited basis. On April 29, 2002, trial of the AA action commenced in the Superior Court before a jury, and the Trust called eight witnesses to testify over the next week. As the trial proceeded, settlement negotiations resumed between Plaintiffs and AA. On May 6, 2002, Plaintiffs entered into a new global settlement with AA for $217 million in cash, which provided for severe penalties in the event that AA failed to fulfill its obligations under the settlement agreement. AA paid $11 million to Plaintiffs on the date that the settlement was reached, and paid the balance into a joint escrow account in June 2002.

     The terms of the settlement provided for the bulk of the funds to remain in escrow and not be distributed to investors until a variety of events had occurred, including: (i) approval of the settlement by the Bankruptcy Court and the Superior Court; (ii) approval of a plan of allocation of the settlement proceeds among investors by the Superior Court; and (iii) resolution of any appeals taken from orders entered by the courts approving the settlement or plan of allocation. The Bankruptcy Court and the Superior Court approved the settlement in July and September 2002, respectively, over the objections of various parties. Certain of these parties appealed the approval of the settlement, which delayed the distribution of the funds for several months. In late December 2002, the last of these appeals was resolved, allowing the Trust to distribute the funds to investors on January 23, 2003 pursuant to the plan of allocation approved by the Superior Court.

JENNINGS STROUSS & SALMON PLC

     On December 27, 2002, the Trust distributed approximately $18.0 million which represented the net proceeds of the $21 million settlement with BFA's former counsel Jennings Strouss & Salmon PLC ("JSS"), net of attorneys fees and litigation expenses, to investors in conjunction with the same court-approved plan of allocation governing the AA settlement proceeds. The Trust was able to obtain this settlement without commencing formal litigation against JSS, which not only would have resulted in significant expense, but also may have delayed the trial in the AA action.

     In June 2002, Plaintiffs entered into a global settlement of their claims with JSS for $21 million in cash. Similar to the AA settlement, the JSS settlement was contingent upon the occurrence of a number of events, including court approval and resolution of all appeals. While both the Bankruptcy Court and Superior Court approved the JSS settlement in September 2002, certain parties registered objections and filed appeals from the courts' approval orders. These appeals were resolved in November 2002, allowing the settlement funds to be distributed to the Beneficiaries on December 27, 2002.

FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES

     The Trust has spent substantial time investigating potential claims against third parties and analyzing insurance policies that could provide insurance coverage for claims by the Trust against potentially responsible third parties. As a result of these investigations, which included reviewing thousands of documents and interviewing dozens of individuals involved in the demise of the Debtors, the Trust identified multiple parties against whom it possessed viable claims arising from the Debtors' fraud. As a result, the Trust filed various adversary proceedings against these potentially responsible parties, including the following:

     - L. Dwain Hoover and Affiliates: On February 15, 2000, BFA filed an adversary proceeding in the Bankruptcy Court against L. Dwain Hoover, a former BFA director, and the related parties that he owns or controls (collectively, "HOOVER"). The case alleged, INTER ALIA, that Hoover had entered into a series of transactions wherein he and/or his companies borrowed money from companies managed by BFA and then lent that money to another company, at higher rates of interest. As a result, Hoover earned large profits while having little if any risk, at the expense of BFA and its managed companies. On November 7, 2001 the Trust brought a second adversary proceeding against L. Dwain Hoover and several other parties alleging that by breaching their fiduciary duties as directors, officers or professionals hired by BFA or its affiliated companies, the defendants had assisted BFA's senior management in disguising the true financial condition of BFA.

     - Harold Friend and Affiliates: In 2000, BFA filed a lawsuit against Harold Friend and two companies co-owned by Mr. Friend and BFA-related companies seeking a full accounting of his financial records and business dealings with BFA and its former senior management team. Mr. Friend was reported to be a benefactor of BFA through much of the time that the fraud occurred, and engaged in various transactions with BFA. The Trust alleged that, in reality, Mr. Friend and his affiliated entities facilitated the fraud through these transactions, which benefited Mr. Friend to the detriment of BFA.

     - Edgar Alan Kuhn: Mr. Kuhn served as the nominal head of E.V.I.G., Inc. ("EVIG"), a purportedly unrelated entity with which BFA engaged in numerous real estate transactions. The Trust alleged that, in reality, EVIG was controlled by BFA, and was used for the purpose of allowing BFA to record profits from the sale of non-performing properties at prices significantly above their true market value. The Trust further alleged that BFA funded these sales through a series of "swirl" transactions, through which BFA funneled money to EVIG, which EVIG then used to purchase the non-performing assets from BFA at inflated prices, thereby perpetuating the fraud.

     - Jalma Hunsinger and Affiliates: Mr. Hunsinger served as the nominal head of A.L.O., Inc. ("ALO"), another purportedly unrelated entity with which BFA engaged in numerous real estate transactions. Similar to the EVIG situation, the Trust alleged that ALO was actually controlled by BFA, and was used for the purpose of hiding losses incurred from non-performing assets through bogus sale transactions. As in the case of EVIG, BFA funded these bogus sales through a series of swirl transactions which perpetuated the fraud.

     - Arizona Southern Baptist Convention: BFA was a member organization of the Arizona Southern Baptist Convention ("ASBC"), and a representative of the ASBC served as an ex officio member of the BFA Board throughout the period of the fraud. The Trust alleged that the ASBC breached its fiduciary duties to BFA by failing to take a more active role in detecting and halting the fraud.

     - Nelson Lambson and Henry & Horne: BFA engaged these two (2) accounting firms to perform audits ensuring that BFA complied with relevant IRS regulations to serve as a non-bank passive custodian of Individual Retirement Accounts. The Trust alleged that these firms committed malpractice in failing to discover that BFA had not complied with these requirements.

     An agreement to (i) settle both adversary  proceedings  against Hoover, and
(ii) resolve the claims against Harold Friend and affiliates, Edgar Allen Kuhn, Jalma Hunsinger and affiliates, ASBC, and Nelson Lambson and Henry & Horne, was reached in December 2002 for an aggregate settlement amount of $16.5 million in cash and real property. In addition, each of the settling parties agreed to waive all claims totaling $37.0 million filed against BFA with the Bankruptcy Court. Also as part of the settlement, Mr. Hoover agreed to drop an appeal he had filed with respect to the Bankruptcy Court's approval of the AA settlement clearing the way for distribution of these funds on January 23, 2003.

CROTTS AND GRABINSKI

     During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors.

     The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004, following the conclusion of the parallel class action case scheduled to commence on May 1, 2003.

COOK CHARITABLE TRUST CLAIM AND RELATED MATTERS

     This claim arises out of the Sovereign Sherwood Crossing LLC venture in which Cook Charitable Trust and Sovereign Realty Advisors ("SRA") were shareholders. In 1999, BFA exercised its power as trustee of the Cook Charitable Trust ("CCT") to arrange for CCT to contribute $6.3 million in capital and substitute for a BFA subsidiary as a shareholder in the entity purchasing the Sherwood Crossing apartment complex. CCT alleges that, among other things, BFA breached its fiduciary duties to CCT by investing virtually the entire corpus of the trust in Sovereign Sherwood Crossing and by permitting SRA to receive a substantial equity stake in the entity without contributing any capital. CCT brought an arbitration proceeding against SRA, in which the Trust produced documents and witnesses. That case was settled in September 2002 with CCT buying out SRA's interest for $4 million, exclusive of approximately $1.1 million in prior distributions to SRA. CCT now seeks to recoup its payments to SRA in its claim against BFA. The Trust has opposed this claim and the matter is expected to be ready for trial in the second half of 2003.

PHOEBUS COMMUNICATIONS

     With respect to loans that BFA made to Gail Arnall (William Crotts' sister) and her company, Phoebus Communications, the Trust brought suit on delinquent promissory notes made by Phoebus Communications and Ms. Arnall. Judgment was obtained against Phoebus Communications, Ms. Arnall and her ex-husband in an amount of approximately $175,000 (the full amount of the debt plus all attorneys' fees and pre- and post-judgment interest). In 2002 the defendants filed a motion to set aside the default judgment on grounds that they had inadequate notice. That motion was denied on January 9, 2003. Enforcement proceedings were initiated in 2002 in Maryland, where Phoebus is located, and the court denied a motion to dismiss or stay those proceedings on January 10, 2003. In March, 2003 the Trust approved a settlement of $ 140,000 in satisfaction of the judgement.

CHAPARRAL PINES

     In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' are working to accumulate all the construction-related documents. Currently, both the Trust and defendants are in a document review process.

WILLIAM BLAIR

     In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). Mr. Blair then filed a petition for bankruptcy relief under Chapter 11 to frustrate the collection efforts of the Trust. Separately, Fidelity Title, the title company that worked with Mr. Blair to transfer title of portions of the Trust's collateral to third party buyers without lien releases, filed its own lawsuit in a different jurisdiction, seeking a variety of legal and equitable relief.

     With regard to the petition for bankruptcy relief filed by Mr. Blair in the name of Desert Diamond, in 2002, the Trust successfully opposed a "cramdown" plan of reorganization, and then separately succeeded in converting the Desert Diamond bankruptcy case to a liquidation under the provisions of Chapter 7. The Trust worked with the Chapter 7 Trustee to sell the remaining real property collateral to a third party purchaser. That sale has recently closed in 2003, netting approximately $380,000 to the Trust. The Trust previously recovered approximately $100,000 from other collection efforts, bringing the Trust's recovery to approximately $480,000.

     The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. During the last year, the Trust has successfully now closed two of the legal actions brought by Mr. Blair. With regard to the remaining action against the title company defendants, there appears to be no known factual issues to date. To date, there have been at least seven motions and cross motions for summary judgment filed. At the request of the title company, one of the actions has been certified to the Arizona Supreme Court. Two motions and one cross motion for summary judgment are currently pending.

     With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE"), Mr. Blair successfully convinced the Superior Court judge to certify two questions to the Bankruptcy Court for determination. Both of those issues have now been resolved in favor of the Trust. The Trust previously obtained judgment of $75,000 against Mr. Blair on the Campbell Note as to the issue of liability. The only remaining issue left for determination is one for damages.

     The Trust has employed an outside private investigation firm to assist in locating assets for the satisfaction of the judgements against Mr. Blair.

DISPUTED PROOFS OF CLAIMS

     A number of creditors filed proofs of claims in the BFA bankruptcy proceeding, which have been objected to by BFA. All of these disputes are pending in the Bankruptcy Court as of December 31, 2002. The claims in excess of $1 million are as follows:

     1. Cook Charitable Trust. On March 31, 2000, the Cook Charitable Trust filed a proof of claim alleging that BFA abused its discretion and breached its fiduciary duty when it served as trustee of the Cook Charitable Trust and, as a result, is seeking $2 million to $5 million in damages. The Trust is attempting to settle this claim at this time. However, the Trust is unable to estimate at this time the amount of future cash flows, if any, to Cook Charitable Trust.

     2. Hoover Parties. On March 19, 2000, March 29-31, 2000 and May 22, 2000, Dwain Hoover and Beva Hoover, together with certain of their relatives and entities controlled by them, including D. Hoover & Associates Investments, Inc., The Hoover Family Charitable Trust, The Dwain & Beva Hoover Charitable Trust II, SLS Trust, CRM Holdings, and United Development Inc., filed fourteen (14) proof of claims aggregating over $16 million and based on a number of theories. The most significant claims are (i) a claim in the approximate amount of $278,000 alleging that officers of BFA made an oral promise to repurchase certain real property; (ii) a claim in the approximate amount of $14.2 million alleging note obligations between New Church Ventures Credit Corporation and D. Hoover & Associates Investments, Inc; (iii) claims in the approximate amount of $328,000 based on IRA account investments; (iv) a claim by The Hoover Family Charitable Trust in the approximate amount of $580,000 based on the alleged conversion of trust property; and (v) a claim by The Dwain & Beva Hoover Charitable Trust II in the approximate amount of $680,000 based on the alleged conversion of trust property. All of the claims were waived by Hoover as part of the settlement reached during 2002 as described above in the "FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES" part of
          Item 3.

     3. Arizona Southern Baptist Convention. On March 31, 2000 the ASBC filed a proof of claim in the approximate amount of $1 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. Further, the proof of claim seeks to have the Bankruptcy Court transfer BFA's beneficial interest in the trusts to ASBC. The Trust has objected to this claim on various grounds and has counterclaims against ASBC. This claim was waived by ASBC as part of the settlement reached during 2002 as described above in the "FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES" part of Item 3.

     4. Arizona State Mission Board, Inc. On March 31, 2000, Arizona State Mission Board, Inc. ("ASMB") filed a proof of claim in the approximate amount of $1.45 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. ASMB also seeks to have the Bankruptcy Court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ASMB. The Trust has objected to this claim on various grounds and has counterclaims against ASMB. This claim was waived by ASMB as part of the settlement reached during 2002 as described above in the "FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES" part of Item 3.

     5. Arizona Baptist Children's Services, Inc. On March 31, 2000, Arizona Baptist Children's Services, Inc. ("ABCS") filed a proof of claim in the approximate amount of $2.3 million plus an unknown amount based on its alleged beneficial interest in various trust or endowments for which BFA or one of its affiliates served as trustee. ABCS also seeks to have the Bankruptcy Court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ABCS. The Trust has objected to this claim on various grounds and has counterclaims against ABCS. The Trust filed a settlement agreement between ABCS and the Trust with the Bankruptcy Court and it was approved in February 2003. Based on the terms of the settlement agreement the Trust does not believe that it is likely that any future cash outflows will result from this claim.

     6. Harold Friend and Related Parties. On March 31, 2000 Harold Friend and several entities controlled by him including Export Tyre Holding Company, Stockbridge holding Company, Stockbridge Realty

          Investors--Arizona, Inc., Property Consultants, Inc. and HMR, Inc. filed a proof of claim in the approximate amount of $18.0 million based on a number of theories. The most significant claim is one for unpaid fees and commissions, both earned and projected to be earned, in the approximate amount of $14.88 million. The Trust has objected to these claims on various grounds and has counterclaims of action against Mr. Friend for his role at BFA. This claim was waived by Mr. Friend as part of the settlement reached during 2002 as described above in the "FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES" part of Item 3.

     7. Claim of Grand Canyon University. On March 31, 2000, Grand Canyon University ("GCU") filed a proof of claim seeking payment of approximately $3.2 million for various unsecured investments held by BFA, approximately $3.67 million for the balance due under a note and deed of trust executed by Cora Properties, Inc. (the "CORA NOTE") and a quarterly $24,425 annuity payment for which BFA is primarily obligated and GCU is the guarantor. The Trust has objected to the $3.2 million claim and the $24,425 quarterly annuity claim on various grounds and is pursuing discussions with GCU in regards to settlement of these claims. The claim related to the Cora Note has since been resolved and the liability has been recorded. The Trust does not believe that it is likely that any future cash outflows will result from the $3.2 million claim and the $24,425 quarterly annuity claim.

     8. Various other miscellaneous claims were filed by unsecured creditors seeking compensation. These claims have all been settled in 2002 and a liability, if any, has been recorded for the settled amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Trust has no outstanding voting securities and, thus, no matters were submitted to a vote of security holders during the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Class 3A and 3B beneficial interests are not listed or traded on a public exchange.

The  following  is a schedule  of cash  distributions  NET OF  DISPUTED  ACCOUNT
RESERVES made to holders of Class 3A and 3B Trust beneficial interest holders and other classes for the period from January 1, 2002 to December 31, 2002 and for the period from January 22, 2001 (inception) to December 31 ,2001

                                                January 1, 2002 to   January 22, 2001 to
                                                 December 31, 2002    December 31, 2001
                                                 -----------------    -----------------
Class 3A and 3B holders - Trust Asset proceeds      $20,950,000          $50,885,000
Class 3A and 3B holders - Trust's share of
  litigation proceeds (*)                            12,250,000                   --
All Other Class holders                               4,350,000            6,916,000
                                                    -----------          -----------

Total Distributions                                 $37,550,000          $57,801,000
                                                    ===========          ===========

Note (*) - On December 27, 2002 the Trust distributed approximately $24.5 million in litigation proceeds. Per the court approved plan of allocation, 50% of these proceeds were allocated to the Trust and the remaining 50 % was distributed to the class action members. The amount detailed in this schedule reflects only the Trust's 50% share of these proceeds.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical financial data presented below for the year ended December 31, 2002 and for the period from January 22, 2001 (inception) to December 31, 2001 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the consolidated financial statements and related notes included in Item 8.

                                                 January 1,        January 22,
                                                   2002 to           2001 to
                                                December 31,       December 31,
                                                    2002               2001
                                                -------------     -------------
Net assets in liquidation, beginning            $ 128,980,963     $ 171,414,559

Interest on notes receivable                        6,230,184         7,409,609
Interest on notes payable                            (564,192)       (1,057,361)
Changes in fair value of other trust assets
  and liabilities                                  92,189,547        (1,705,848)
Changes in fair value of estimated costs
  to complete liquidation                             675,351                --
Distributions to holders of Class 3A
  and 3B beneficial interests                     (32,678,512)*     (47,079,996)
                                                -------------     -------------

Net assets in liquidation, ending               $ 194,833,341     $ 128,980,963
                                                =============     =============

Note (*) - On January 23, 2003, the Trust distributed it's 50% share of the AA proceeds totaling approximately $87.35 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and elsewhere in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

This report contains a number of forward-looking statements, which reflect the Trust's current views with respect to future events and financial performance. Such forward-looking statements are based on management's beliefs and assumptions regarding information that is currently available, and are made pursuant to the "safe harbor" provisions of the federal securities laws. These forward-looking statements are subject to certain risks and uncertainties. The Trust's actual performance and results could differ materially from those expressed in the forward-looking statements due to risks and uncertainties that could materially impact the Trust in an adverse fashion and are only predictions of future results, and there can be no assurance that the Trust's actual results will not materially differ from those anticipated in these forward-looking statements. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Trust has no obligation to publicly update or revise any of the forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO
        THE PERIOD FROM JANUARY 22, 2001 (INCEPTION) TO DECEMBER 31, 2001

The estimated fair value of the Trust's net assets in liquidation increased approximately $65.8 million in the year ended December 31, 2002 as compared to approximately $42.4 million decrease for the period of January 22, 2001 (inception) to December 31, 2001. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the year ended December 31, 2002 include (i) interest income from notes receivables which increased net assets by approximately $6.2 million, (ii) interest expense for notes payable which decreased net assets by approximately $564,000, (iii) appreciation in value of certain other trust assets including litigation proceeds and related settlement liability which increased net assets by approximately $92.2 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $32.7 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the period from January 22, 2001 to December 31, 2001 include (i) interest income from notes receivable which increased net assets by approximately $7.4 million,
(ii) interest expense for notes payable which decreased net assets by approximately $1,000,000, (iii) appreciation in value of certain other trust assets which increased net asset by approximately $1.7 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $49.1 million.

Interest income from notes receivable decreased in 2002 as compared to 2001 because of principal payments received. Interest expense on notes payable decreased from 2002 as compared 2001 because of principal payments made by the Trust during 2002. The changes in fair value of other trust assets increased in 2002 as compared to 2001 because of changes in the fair market value of assets and certain related liabilities. The primary change in the fair value of other trust assets was related to the settlement liability account, which was reduced in 2002 because of the approval by the courts of an allocation agreement whereby the Trust recognized only 50% of the litigation proceeds, as compared to prior periods where the settlement liability was recorded at 100% due to the substantial uncertainty as to the approval of the allocation process. The changes in the estimated costs to complete liquidation in 2002 were the result of a revised budget for the final years of the Trust.

In 2002, the Trust distributed approximately $32.7 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Trust distributed an additional approximately $12.25 million of litigation proceeds during 2002 (which represented the class action's share of such litigation proceeds,) to holders of Class 3A or 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $194.8 million at December 31, 2002. In January 2003, the Trust distributed approximately an additional $87.35 million of the Trust's share of litigation proceeds to holders of Class 3A or 3B beneficial interests and the Trust distributed approximately an additional $87.35 million of litigation proceeds, representing the class action's share of those proceeds, to holders of Class 3A or 3B beneficial interests.

For the period from January 22, 2001 (inception) to December 31, 2001, the Trust distributed approximately $47.1 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets in 2001 and January 22, 2001 cash balances. The Class 3A and 3B beneficial interests were valued at approximately $128.9 million at December 31, 2001.

Non-cash trust assets at December 31, 2002 and December 31, 2001 were comprised of the following:

NON-CASH ASSETS IN LIQUIDATION                     December 31,     December 31,
   AT ESTIMATED FAIR VALUE                             2002             2001
                                                   ------------     ------------

Receivables, net                                   $ 59,434,985     $ 73,877,916
Other trust assets, net                              46,149,276       57,479,167
                                                   ------------     ------------
TOTAL ASSETS                                       $105,584,261     $131,357,083
                                                   ============     ============

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At December 31,

2002 and December 31, 2001, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

The Trust's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidating basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, liquidation liabilities, resolution of disputed claims, estimates of liquidating costs to be incurred, resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The results for the basis for making judgments about the fair values of assets and liquidation liabilities are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Trust believes the following critical accounting policies affect the Trust's more significant estimates and assumptions used in the preparation of our consolidated financial statements, which have been prepared in accordance with the liquidation basis of accounting:

     *    Receivables  are  recorded  at  fair  value,   which   represents  our
          discounted expected future cash flows calculated based on the following factors: receivable payment history, financial performance of debtor, and underlying collateral of the Trust.

     * Other assets consist of real estate partnerships, interests in operating companies and other assets and are recorded at fair value, which represents discounted expected future cash flows, based on estimates and assumptions regarding timing of sales, timing of payments, projected cash flows and appropriate discount factors.

     *    Payables,  accrued liabilities and notes payable are recorded based on
          expected  cash  outflows  which  require   estimates  and  assumptions
          relating to the timing of the payments and discount factors.

     * Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.25% present value factor at December 31, 2002 and an 8% present value factor at December 31, 2001.

          o The costs include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, and are estimated based on assumptions regarding the number of employees, use of outside professionals, and timing of cash flows.

     * Contingent Assets, Litigation Settlements and related liabilities are recorded at the Trust's estimated future cash flows which require a significant amount of estimates and assumptions regarding collectibility, probable outcomes, timing of cash flows and various other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Liquidating Trustee, Board of Directors
And holders of the beneficial interests of the BFA Liquidation Trust:

We have audited the consolidated statements of net assets in liquidation of BFA Liquidation Trust and its subsidiaries as of December 31, 2002 and December 31, 2001, and the related statements of changes in net assets in liquidation for the year ended December 31, 2002 and for the period January 22, 2001 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of BFA Liquidation Trust and its subsidiaries at December 31, 2002 and December 31, 2001, and the statements of changes in net assets in liquidation for the year ended December 31, 2002 and for the period January 22, 2001 (Inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets, the resolution of disputed claims, the estimate of liquidating costs to be incurred, and the resolution and valuation of current and potential litigation. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material.


----------------------------------
PricewaterhouseCoopers, LLP
Phoenix, Arizona

March 17,2003

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF

                                                                     December 31,   December 31,
                                                                         2002           2001
                                                                     ------------   ------------
                  ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents (note 2)                                   $  2,254,806   $  1,027,598
Receivables, net (note 3)                                              59,434,985     73,877,916
Other trust assets, net (note 4)                                       46,149,276     57,479,167
Restricted cash and cash equivalents (note 5)                           6,631,801      5,214,453
Fair value of expected cash flows from settlements (note 6)           188,478,673     19,800,000
                                                                     ------------   ------------

      TOTAL ASSETS                                                    302,949,541    157,399,134
                                                                     ------------   ------------

                           LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities (note 7)                       3,071,617      9,017,702
Notes payable (note 8)                                                  4,126,217      6,995,339
Estimated costs to complete liquidation (note 9)                        6,679,030     12,405,130
Settlement liability (note 10)                                         94,239,336             --
                                                                     ------------   ------------

      TOTAL LIABILITIES                                               108,116,200     28,418,171
                                                                     ------------   ------------

Commitments and contingencies (note 13)

      NET ASSETS IN LIQUIDATION                                      $194,833,341   $128,980,963
                                                                     ============   ============

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
  Class "3A" Certificate,
    448,213,228 units outstanding, $.36 per unit at
    December 31, 2002 and $.25 at December 31, 2001                  $162,294,947   $111,823,670
  Class "3B" Certificate,
    137,176,571 units outstanding, $.24 per unit at
    December 31, 2002 and $.13 at December 31, 2001                    32,538,394     17,157,293
                                                                     ------------   ------------

      TOTAL NET ASSETS                                               $194,833,341   $128,980,963
                                                                     ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                    JANUARY 22, 2001
                                               JANUARY 1, 2002 -       (INCEPTION) -
                                               DECEMBER 31, 2002    DECEMBER 31, 2002
                                               -----------------    -----------------
Net assets in liquidation, January 1, 2002
  and January 22, 2001, respectively             $ 128,980,963        $ 171,414,559

Interest on notes receivable (note 3)                6,230,184            7,409,609
Interest on notes payable (note 8)                    (564,192)          (1,057,361)
Changes in fair value of other trust assets
  and liabilities (notes 10 & 11)                   92,189,547           (1,705,848)
Changes in fair value of estimated costs to
  complete liquidation (note 9)                        675,351                   --
Distributions to holders of Class 3A and
  3B beneficial interests (note 12)                (32,678,512)         (47,079,996)
                                                 -------------        -------------
Net assets in liquidation, December 31, 2002
  and December 31, 2001, respectively            $ 194,833,341        $ 128,980,963
                                                 =============        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The primary purpose of the Trust is to (i) oversee and direct the liquidation of the assets that were transferred to the Trust pursuant to the Plan (the "TRUST ASSETS") for the benefit of the beneficiaries of the Trust (the "BENEFICIARIES") in accordance with Treasury Regulation Section 301.7701-4(d), (ii) prosecute all litigation claims for the benefit of the Trust, and (iii) distribute any proceeds of the litigation and the Trust Assets received by the Trust to the Beneficiaries. The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the value of the Trust Assets, and consistent with the liquidating purpose of the Trust.

The Trust is set to terminate on the later of: (i) the date of entry by the Bankruptcy Court of the final decree which fully and finally closes the Chapter 11 cases (the "FINAL DECREE"); or (ii) the date upon which all of the Trust Assets have been distributed to the Beneficiaries and there are no remaining assets expected to be received in the Trust Assets, PROVIDED, HOWEVER, that the Trust will terminate no later than the fifth (5th) anniversary of the Effective Date. On or prior to such termination date, the Bankruptcy Court, upon motion by a party in interest, may extend the term of the Trust upon a finding by the Bankruptcy Court that the extension is necessary for the liquidating purposes of the Trust. Extensions may be obtained so long as each extension is approved by the Bankruptcy Court six months prior to the expiration of the original term and each extended term.

After the termination of the Trust and for the purpose of liquidating and winding up the affairs of the Trust, the Liquidating Trustee will continue to act as such until its duties have been fully performed. Upon distribution of the entire Trust Assets and entry of the Final Decree and unless ordered otherwise by the Bankruptcy Court as part of the Final Decree, the Liquidating Trustee will retain for a period of two (2) years the books, records, Beneficiary lists, securities register, and certificates and other documents and files which will have been delivered to or created by the Liquidating Trustee. Subject to the Final Decree, at the Liquidating Trustee's discretion, all of such records and documents may, but need not, be destroyed at any time after two (2) years from the completion and winding up of the affairs of the Trust. Except as otherwise specifically provided in the Trust Agreement, upon the discharge of all liabilities of the Trust, final distribution of the entire Trust Assets and entry of the Final Decree, the Liquidating Trustee will have no further duties or obligations relating to the Trust.

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

BASIS OF PRESENTATION

These financial statements include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. At December 31, 2002 and December 31, 2001, substantially all cash balances were in excess of federally insured limits. In accordance with the terms of the Liquidating Trust Agreement, all cash balances are invested in "Eligible Institutions" and into "Eligible Investments" as defined by the Trust agreement. Restricted cash and cash equivalents represent reserves for disputed claims and other pledged assets.

TRUST ASSETS

The assets of the Trust are carried at estimated fair market values determined by discounting, at appropriate risk adjusted discount rates, the Trust's current best estimate of cash flows expected to be realized from the collection, liquidation and disposition of assets held by the Trust. Such assets consist principally of notes receivable, income producing real estate and interests in real estate, interests in partnerships and operating companies and miscellaneous other assets, receivables and proceeds from litigation and/or settlements. The estimates of the future cash flows and discount rates from which the asset values of the Trust were derived are updated quarterly and are made under the direction of the management of the Trust based upon information available and believed to be reliable. These estimates reflect significant judgments regarding assumptions, discount rates, timing of cash flows, market risk and allowable disputed claims. Because of the inherent uncertainty regarding the valuation of these assets there will likely be differences between actual results and the estimated fair values reflected in the accompanying consolidated financial statements and the differences may be material.

In addition to the assets described above, the Trust also holds certain contingent asset claims ("LITIGATION CLAIMS"), such as claims against the former Directors and Officers of BFA and judgments and deficiencies related to loans made to former borrowers of the Debtors. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, there can be no assurance that the Trust will realize any value from of such contingent asset claims.

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

CONTINGENT LIABILITIES

In addition to the contractual liabilities recorded on the accompanying consolidated financial statements, the Trust also has certain contingent liability claims, such as claims against the Trust for mismanagement of trust assets and breach of fiduciary duty. Management does not believe that there will be any future material cash outflows as a result of these claims, thus no amount is included in these accompanying consolidated financial statements. Because of the significant uncertainty associated with the valuation of these contingent liabilities, it is possible that these contingencies could be settled at amounts that differ from the amounts that are reflected in these accompanying consolidated  financial  statements and the differences  could be material (Note
13).

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at December 31, 2002 and 8% at December 31, 2001. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

INCOME TAXES

For federal income tax purposes, the distribution/transfer of the Debtor's assets to the Trust on the Effective Date is treated as a distribution of these assets directly to the Beneficiaries. Each Beneficiary is deemed as owning a proportionate share of the Trust Assets and has a tax basis in such assets, other than the Litigation Claims and the Avoidance Actions equal to such holder's share of the fair market value of such assets at the Effective Date. For tax purposes, any item of income or loss is allocated among the holders. Therefore, no provision has been made for income taxes in the accompanying consolidated financial statements.

USE OF ESTIMATES

Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given that there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications have no impact on the previously reported net assets in liquidation.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 143, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 is not expected to materially affect the consolidated financial statements.

In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30) for the disposal of a segment of a business. SFAS 144 retains the basic principles of SFAS 121 for long-lived assets to be disposed of by sale or held and used and modifies the accounting and disclosure rules for discontinued operations. The adoption of SFAS 144 is not expected to materially affect the consolidated financial statements.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of SFAS 146 is not expected to materially affect the consolidated financial statements.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. Cash and cash equivalents were $2,254,806 at December 31, 2002 and $1,027,598 at December 31, 2001.

3. RECEIVABLES, NET

Net receivables as of December 31, 2002 primarily consist of an approximately $53 million note receivable from Shea Homes, Inc. ("SHEA") collateralized by a 7,000 acre master planned community, and other receivables relating to land contracts, notes receivable and various other commercial receivables. The Shea note receivable is current as it relates to principal and interest. In addition the Shea note receivable acts as collateral for a note payable (note 8).

Net receivables as of December 31, 2001 primarily consist of an approximately $68 million note receivable from Shea Homes, Inc. collateralized by a 7,000 acre master planned community, and other receivables relating to land contracts, notes receivable and various other commercial receivables

The following is a summary of gross cash flows and related valuation:

                                                        December 31,     December 31,
                                                            2002             2001
                                                        ------------     ------------
Total gross future cash flows from notes receivable     $138,853,065     $167,220,475
Collectibility discount                                  (69,241,041)     (77,161,296)
Present value discount (8-9%)                            (10,177,039)     (16,181,263)
                                                        ------------     ------------
Net receivables                                         $ 59,434,985     $ 73,877,916
                                                        ============     ============

Some of the debtors other than Shea are in default on their contractual obligations to the Trust. At this time the Trust does not expect to receive future cash flows related to receivables in default and, thus, no amount is included in the above stated net receivable amount; provided however, the Trust is aggressively pursuing collection of these debts by various means including, but not limited to, foreclosure and litigation.Recoveries from these actions, if any, could be material.

4. OTHER TRUST ASSETS

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

Other trust assets consist of the following:

                                                  December 31,     December 31,
                                                      2002             2001
                                                  ------------     ------------
Real estate assets and partnerships, net          $ 51,151,619     $ 58,368,035
Investments in other operating companies, net        5,007,029       11,494,171
Other assets, net                                      696,956          379,322
                                                  ------------     ------------
Future value of other trust assets                  56,855,604       70,241,528
Present value discount (various rates)             (10,706,328)     (12,762,361)
                                                  ------------     ------------
Other trust assets value                          $ 46,149,276     $ 57,479,167
                                                  ============     ============

Real estate assets and partnership interests consist of the following at December 31, 2002:

     * NEWLAND TFC LLC, a series of four distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders.

     * STILLWATERS, a 2,200-acre resort community, situated on Lake Martin in Dadeville, Alabama. It offers 36 holes of golf, a golf clubhouse with a restaurant for casual dining, a marina, hiking trails and a lakeside conference center with a restaurant for an upscale casual dining experience. StillWaters offers golf course lots with upscale homes, executive cottages, cabins, condominiums and undeveloped commercial and residential real estate.

     * BLOOMINGTON BUILDINGS, two industrial grade buildings located in Bloomington, Indiana, which are part of the Bloomington Industrial Center. Building 3 offers 450,000 sq. ft., and Building 4 offers 630,000 sq. ft. for a total of approximately 1,080,000 sq. ft. of industrial lease space.

     * VARIOUS OTHER REAL ESTATE ASSETS including approximately 13,000 acres of raw land, commercial buildings and commercial land and ground leases.

Investments in other non-public operating companies consist of ownership in a venture capital company.

Other assets consist principally of prepaid expenses and property, plant and equipment.

5. RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents of $6,631,801 at December 31, 2002 and $5,214,453 at December 31, 2002 consisting of reserves for disputed claims, and pledged assets. Reserves for disputed claims totaling approximately $4.5 million consist of cash reserves for possible distributions for disputed obligations arising from proof of claim issues not currently recorded as liabilities on the Trust balance sheet (Note 12). Pledged assets totaling approximately $2.15 million are cash equivalents held as collateral for non-Trust debt obligations as follows:

     1) Approximately $800,000 at December 31, 2002 and approximately $1 million at December 31, 2001 in a mutual fund investment held as collateral for a non-Trust related institution's debt entered into before the Debtor's bankruptcy filing.

     2) Approximately $350,000 at December 31, 2002 and approximately $232,000 at December 31, 2001 in certificates of the deposit pledged as collateral for letters of credit on behalf of one of the operating companies wholly owned by the Trust.

     3) Approximately $1,000,000 at December 31, 2002 in escrow to be held until the satisfaction of all conditions met on the sale of an operating company in 2002.

6. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at December 31, 2002 primarily consist of net proceeds from Arthur Andersen, LLP ("AA"). The AA settlement consists of gross proceeds of $217 million less legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million for a net amount of approximately $180.1 million. Both the State Court and Bankruptcy Court approved the settlement on September 13, 2002. Interest of approximately $1.1 million has been earned on the cash balances held by the Trust for the AA settlement at December 31, 2002 and is reflected in these financial statements. On December 27, 2002, the Trust distributed $6.5 million of the AA settlement to the Class 3A and 3B beneficial interest holders of the Trust and class action members in accordance with the court approved plan of allocation. At December 31, 2002, approximately $174.7 million representing both the Trust and class action share of the AA settlement proceeds remained to be distributed. On January 23, 2003, the remaining AA settlement funds were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. The court approved plan of allocation states that the Trust is allocated 50% of the proceeds and that the class action is allocated the remaining 50% of the proceeds.

In addition to the AA settlement, the Trust and Class Action was able to reach settlements with Henry & Horne, P.L.C., Nelson Lambson & Co., P.L.C., E. A. and Rebecca Kuhn, Jalma W. and Carole Hunsinger and their affiliates, The Arizona Southern Baptist Convention and affiliated entities, Harold D. and Stephanie B. Friend their affiliated entities and L. Dwain Hoover, Beva J. Hoover, D. Hoover & Associates and the D. Hoover & Associates Investments, Inc. Retirement Trust. These settlements aggregately total approximately $15.3 million less discounts and consist of cash and other real property. Litigation expenses related to these settlements total approximately $1.6 million for a net amount of approximately $13.7 million. These settlements also include releases of claims against the Trust of approximately $37.0 million.

All settlement funds are being held in interest bearing accounts. For all settlements the courts have approved an allocation process whereby the Trust recognizes 50% of the net proceeds and the Class Action is allocated the remaining 50% of the net proceeds (see note 10).

Settlement proceeds at December 31, 2001 consist of net proceeds from Jennings, Strouss and Salmon ("JSS"). The JSS settlement consists of gross proceeds of $21 million less legal fees of approximately $1.2 million for a net amount of approximately $19.8 million at December 31, 2001. In November 2002 the courts approved legal fees of approximately $3.0 million resulting in a net amount of approximately $18.0 million to be distributed. On December 27, 2002 the net proceeds of $18.0 million from this settlement were distributed to Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $3,071,617 consist of the following at December 31, 2002:

     * Accrued expenses consist of approximately $1.2 million of expenses accrued for trade vendors, outside professionals, including litigation attorneys and experts.

     * Obligations to Class 5 and 6 creditors of approximately $1.9 million representing undisputed general unsecured claims.

Accounts payable and accrued liabilities of $9,017,702 consist of the following at December 31, 2001:

     * Accrued expenses consist of approximately $2.7 million of expenses accrued for trade vendors, outside professionals, including litigation attorneys and experts.

     * Obligations to Class 5 and 6 creditors of approximately $6.3 million representing undisputed general unsecured claims.

8. NOTES PAYABLE

The following is a summary of notes payable to third parties at December 31, 2002:

Notes payable of approximately $3.3 million, including interest of approximately $98,000, to a creditor collateralized by the Shea Homes note receivable, with payment terms of annual principal and interest payments, with an interest rate of 6.75%. Due on June 26, 2005.

Notes payable of approximately $815,000, including interest of approximately $28,000, to various creditors collateralized by real estate, with payment terms including monthly interest only payments and monthly principal and interest payments, with interest rates ranging from 7% to 12%. Due at various dates ranging from June 1, 2002 to October 31, 2008.

Notes payable of approximately $20,000, including interest of approximately $200, to various creditors collateralized by various notes receivable, with monthly principal and interest payments and interest rates ranging from 7.5% to 8.75%. Due at various dates ranging from March 1, 2007 to July 25, 2007.

At December 31, 2002, aggregate debt maturities including interest were as follows:

                                        2003     $ 1,425,715
                                        2004       1,223,206
                                        2005       1,297,153
                                        2006           6,577
                                        2007          15,424
                                  Thereafter         644,241
                                                 -----------
                                                   4,612,316
     Less present value discount (6.75%-12%)        (486,099)
                                                 -----------

                               Notes payable     $ 4,126,217
                                                 ===========

The following is a summary of notes payable to third parties at December 31, 2001:

Notes payable of approximately $5.7 million, including interest of approximately $200,000, to various creditors collateralized by the Shea Homes note receivable, with payment terms including semi-annual interest only payment, annual interest only payments and annual principal and interest payments, with interest rates ranging from 6.75% to 9%. Due at various dates ranging from June 26, 2005 to May 12, 2008.

Notes payable of approximately $1.2 million, including interest of approximately $76,000, to various creditors collateralized by real estate, with payment terms including monthly interest only payments and monthly principal and interest payments, with interest rates ranging from 7% to 12%. Due at various dates ranging from June 1, 2002 to October 31, 2008.

Notes payable of approximately $22,000, including interest of approximately $1,000, to various creditors collateralized by various notes receivable, with monthly principal and interest payments and interest rates ranging from 7.5% to 8.75%. Due at various dates ranging from March 1, 2007 to July 25, 2007.

At December 31, 2001, aggregate debt maturities including interest were as follows:

                                        2002     $ 1,049,386
                                        2003         493,228
                                        2004         493,228
                                        2005       3,837,589
                                        2006       1,264,386
                                  Thereafter       2,249,602
                                                 -----------
                                                   9,387,419
         Less present value discount (7-12%)      (2,392,080)
                                                 -----------
                               Notes payable     $ 6,995,339
                                                 ===========

9. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $6,679,030 at December 31, 2002 and $12,405,130 at December 31, 2001 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at December 31, 2002 and 8% at December 31, 2001. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

10. SETTLEMENT LIABILITY

The Trust engaged in litigation with AA regarding AA's audits of some of the Debtor entities prior to bankruptcy, and was the lead plaintiff in a lawsuit against AA, which consisted of three actions. The actions consisted of a lawsuit filed by BFA alleging claims of negligence, breach of contract and breach of fiduciary duty, which was transferred to the Trust on January 22, 2001, a Class Action Lawsuit filed by a group of investors, and the State of Arizona. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors. After the trial against AA began in May 2002, a joint settlement was reached with AA for $217 million. The AA settlement of $217 million, less of legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4 million, has been recognized and recorded as an asset of the Trust in these consolidated financial statements (see note 6). Both the State Court and Bankruptcy Court approved the settlement on September 13, 2002.

In addition, the Trust and the class action have reached settlements with various other responsible parties in the amount of approximately $13.7 million net (see note 6). These settlements also include releases of claims against the Trust of approximately $37.0 million. These settlements were approved by the courts in January, 2003. These amounts have been included in the accompanying consolidated financial statements, net of legal fees and other discount factors.

The courts also approved an allocation process for all settlements whereby the Trust is allocated 50% of the net proceeds and the class action is allocated the remaining 50% of the net proceeds.

From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

11. CHANGES IN OTHER TRUST ASSETS

During the period from January 1, 2002 to December 31, 2002, the Trust sold the following assets:

     * The assets of Document Technologies were sold for approximately $5.0 million.

     * Westside property and land contracts consist of actual ownership of and/or land contracts secured by land west of Phoenix, Arizona. During 2002 a portion of the lots owned were sold for cash of approximately $3.1 million.

     * Bloomington, Indiana vacant land sold for approximately $1.2 million in 2002.

     * Coyote Lakes Joint Venture, in which BFALT is a majority partner, sold its last piece of commercial real estate for approximately $1.1 million in 2002.

     *    Sale of Bonds Alarm, Inc. for approximately $0.9 million.

     * Rancho Vistoso, a master-planned residential community in Oro Valley, Arizona, sold its remaining lots in 2002 resulting in gross proceeds of approximately $0.2 million.

     * The Trust sold various other assets for a total of approximately $0.2 million.

During the period from January 22, 2001 to December 31, 2001, the Trust sold the following assets:

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

     * As of January 22, 2001, the Trust owned 881,269 shares of New Century stock, which was sold at various times during 2001 on the New York Stock Exchange resulting in gross proceeds of approximately $9.0 million.

     * Kilohana Waikoloa, a residential subdivision located on the Big Island of Hawaii, was sold in July 2001 for approximately $3.8 million. The Trust took back a note for $1.25 million on the sale with the remainder being paid in cash. The terms of the note include a 4 year maturity with an interest rate of prime + 1%, with quarterly interest payments. Cash proceeds of approximately $1.9 million from the sale were used to payoff secured debtors.

     * Sunrise Business Park lot was sold in April 2001 for approximately $1.9 million in cash. Cash proceeds of approximately $135,000 from the sale were used to payoff secured debtors.

     * Saddle Mountain RV Park, a 350 acre RV and manufactured home park in Tonopah, Arizona including a 125,000 square foot dormitory, was sold in August of 2001 for approximately $1.2 million cash. Cash proceeds of approximately $88,000 from the sale were used to payoff secured debtors.

     * Rancho Vistoso, a master-planned residential community in Oro Valley, Arizona, has been selling lots throughout 2001 resulting in gross proceeds of approximately $1.4 million.

     * Westside property and land contracts consist of actual ownership of and/or land contracts secured by land west of Phoenix, Arizona. During 2001 a portion of the lots owned were sold for cash of approximately $1.1 million. Also during 2001 the majority of notes receivables were sold for cash of approximately $2.3 million.

     * The Trust sold various parcels, buildings and lots of several developments during 2001. Lots were sold at Chandler Commerce Center, Park at Juniper Ridge, ASC San Antonio, Show Low Country Club and Walnut Ridge. In addition various individual parcels and buildings were sold, including church sites, Santa Fe Trail Ranch, Tres Realty Building, Westdale Shopping Center and other assets. The Trust received gross proceeds from these sales of approximately $4.0 million.

12. DISTRIBUTIONS

Under the terms of the Plan, the Trust makes quarterly distributions to Beneficiaries after providing for certain reserves and expenses.

DISTRIBUTIONS TO TRUST BENEFICIARIES. Each holder of Class 3A or Class 3B claims ("INVESTORS") received an uncertificated, beneficial interest in the Trust, which entitles the Investor to receive cash distributions from the Trust based upon the orderly liquidation of all of the Trust assets and the recoveries, if any, from litigation against potentially responsible third parties. All Investors will share, on a pro rata basis, the first $80,000,000 in proceeds from the liquidation of the Trust assets after payment to other creditors with a greater payment priority. All proceeds from the liquidation of the Trust assets in excess of $80,000,000 up to and including $160,000,000, will be distributed on a pro rata basis between 3B investors and 3A investors; however, the 3A investors will receive a collateralized investor premium of $13,200,000. All proceeds from the liquidation of the Trust assets in excess of $160,000,000 will be distributed on a pro rata basis between 3A investors and 3B investors. Recoveries, if any, from the litigation against potentially responsible parties will be distributed to all Investors on a pro rata basis. The Class 3A and Class 3B net asset value on the balance sheet has been calculated based on the above distribution requirements. Cash distributions to Class 3A and Class 3B beneficial interests amounted to approximately $32.7 million, including the Trust's 50% share of distributions relating to JSS and part of AA settlement proceeds, for the period ended December 31, 2002 (note 6).

Cash distributions are reported net of any distributions that were voided or returned to the Trust.

SOURCES OF DISTRIBUTIONS. Distributions to the creditors and Beneficiaries of the Trust will come from the sale of the Trust Assets. However, some distributions may come from "AVOIDANCE ACTIONS." Avoidance Actions are lawsuits filed by the Trust against specific creditors who received money that the Court determines is part of the Trust's estate. The Court will order these creditors to return that money to the Trust for distribution to all creditors. Essentially, the goal is to ensure that all creditors receive fair and equitable treatment and that specific creditors were not treated more favorably than others prior to or during the Trust's Chapter 11 cases. The Trust is unable to estimate the proceeds from avoidance actions, if any, that will be received in respect of the Avoidance Actions because the Avoidance Actions have not been prosecuted by the Trust or resolved by the Court.

In addition to the Avoidance Actions, Investors may or already have also received proceeds from the significant "LITIGATION CLAIMS" that the Trust has against certain third parties potentially responsible for the failure of BFA, including potential claims against BFA's former accounting and law firms. Under the Plan, BFA and it `s affiliates were dissolved and no longer exist. The Litigation Claims of the BFA against potentially responsible third parties have been assigned to, and are being prosecuted by, the Trust. Under the Plan, each Investor received an uncertificated beneficial interest in the Trust, entitling Investors to share in any recoveries resulting from such litigation. The recoveries from any litigation (net of any expenses incurred in prosecuting the

Litigation Claims) will be disbursed directly to Investors, and the funds cannot be co-mingled with other funds from the orderly liquidation of assets by the Trust. In addition, those Investors that hold IRAs or who are beneficiaries of trusts will receive an additional uncertificated, beneficial interest in the Trust, entitling them to receive litigation recoveries relating to breaches of fiduciary obligations associated with these accounts and trusts. The litigation by the Trust is under the control of the Liquidating Trustee and subject to supervision by the Liquidating Trust Board.

DISTRIBUTION TO OTHER CREDITORS. Class 6 is the "Convenience Class" and consists of the general unsecured Creditor's claims that are in an amount of $5,000 or less, or any claim greater than $5,000 that is voluntarily reduced by the holder of such claim to $5,000. Class 5 contains all other general unsecured creditors. Most of these general unsecured creditors conducted business with subsidiaries of BFA.

Under the Plan, the general unsecured creditors in Class 5 received an uncertificated, beneficial interest in the Trust, entitling them to their pro rata share of 10% of the net proceeds from such liquidation and 10% of the net proceeds from the Avoidance Actions until they are paid their respective allowed amount. If the Class 5 claims are not paid in full in accordance with the Plan by the end of the two-year period commencing January 22, 2001, the holders of the Class 5 claims will be entitled to 100% of the liquidation proceeds from the sale of the Trust Assets until such holders are paid in full in accordance with the Plan.

13. COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings in the aggregate amount of approximately $45.5 million that were initially objected to by the Debtors on various grounds including, but not limited to, counter claims the Trust has against these creditors. On the Effective Date, the Trust assumed the Debtors' rights to pursue the objections against such claims. All of these disputes are pending in the Bankruptcy Court at December 31, 2002. Approximately $37.0 million of these claims were waived in the settlements reached with the various parties in January 2003 (note 6). In the opinion of the management of the Trust, the allowance of any of the following disputed claims may have a material adverse impact on the financial condition of the Trust, resulting in higher than recorded liabilities and decreased net assets in liquidation. These claims consisted of the following:

     (a) Claim of Cook Charitable Trust. On March 31, 2000, the Cook Charitable Trust filed a proof of claim alleging that BFA abused its discretion and breached its fiduciary duty when it served as trustee of the Cook Charitable Trust and as a result is claiming damages of $2 million to $5 million. The Trust is attempting to settle this claim at this time. However, the Trust is unable to estimate the amount of future cash flows, if any, to Cook Charitable Trust.

     (b) Claims of Hoover Parties. On March 19, 2000, March 29-31, 2000 and May 22, 2000, Dwain Hoover and Beva Hoover, together with certain of their relatives and entities controlled by them, including D. Hoover & Associates Investments, Inc., The Hoover Family Charitable Trust, The Dwain & Beva Hoover Charitable Trust II, SLS Trust, CRM Holdings, and United Development Inc., filed fourteen (14) proof of claims aggregating over $16 million based on a number of theories. The most significant claims are (i) a claim in the approximate amount of $278,000 alleging that officers of BFA made an oral promise to repurchase certain real property; (ii) a claim in the approximate amount of $14.2 million alleging note obligations between New Church Ventures Credit Corporation and D. Hoover & Associates Investments, Inc; (iii) claims in the approximate amount of $328,000 based on IRA account investments; (iv) a claim by The Hoover Family Charitable Trust in the approximate amount of $580,000 based on the alleged conversion of trust property; and (v) a claim by The Dwain & Beva Hoover Charitable Trust II in the approximate amount of $680,000 based on the alleged conversion of trust property. The Trust has objected to these claims on various grounds and has counterclaims against Hoover for his role at Baptist Foundation of Arizona. As part of the settlements discussed in note 9, Hoover waived all of his proof of claims. Therefore management does not believe that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (c) Claim of Arizona Southern Baptist Convention. On March 31, 2000 the Arizona Southern Baptist Convention ("ASBC") filed a proof of claim in the approximate amount of $1 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. Further, the proof of claim seeks to have the court transfer BFA's beneficial interest in the trusts to ASBC. The Trust has objected to this claim on various grounds and has counterclaims against ASBC. As part of the settlements discussed in note 9, ASBC waived its proof of claim. Therefore management does not believe that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (d) Claim of Arizona State Mission Board, Inc. On March 31, 2000, Arizona State Mission Board, Inc. ("ASMB") filed a proof of claim in the approximate amount of $1.45 million plus an unknown amount based on its alleged beneficial interest in various trusts or endowments for which BFA or one of its affiliates served as trustee. ASMB also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ASMB. The Trust has objected to this claim on various grounds and has counter claims of action against ASMB. As part of the settlements discussed in note 9, ASMB waived its proof of claim. Therefore management does not believe that any future cash outflows will result from these claims, therefore no liability has been accrued.

     (e) Claim of Arizona Baptist Children's Services, Inc. On March 31, 2000, Arizona Baptist Children's Services, Inc. ("ABCS") filed a proof of claim in the approximate amount of $2.3 million plus an unknown amount based on its alleged beneficial interest in various trust or endowments for which BFA or one of its affiliates served as trustee. ABCS also seeks to have the court transfer BFA's beneficial interest in the trusts, which is now held by the Trust, to ABCS. The Trust has objected to this claim on various grounds and has counter claims of action against ABCS. The Trust filed a settlement agreement between ABCS and the Trust with the Bankruptcy Court and it was approved in February 2003. Based on the terms of the settlement agreement the Trust does not believe that it is likely that any future cash outflows will result from this claim.

     (f) Claim of Harold Friend and Related Parties ("FRIEND"). On March 31, 2000 Harold Friend and several entities controlled by him including Export Tyre Holding Company, Stockbridge holding Company, Stockbridge Realty Investors--Arizona, Inc., Property Consultants, Inc. and HMR, Inc. filed a proof of claim in the approximate amount of $16.5 million plus unliquidated amounts based on a number of theories. The most significant claim is one for unpaid fees and commissions; both earned and projected to be earned, in the approximate amount of $14.88 million. The Trust has objected to these claims on various grounds and has counter claims of action against Friend for his role at Baptist Foundation of Arizona. As part of the settlements discussed in note 9, Friend waived his proof of claim. Therefore management does not believe that any future cash outflows will result from these claims, therefore no liability has been accrued.

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

CONTINGENT ASSETS

During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors.

The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004, following the conclusion of the parallel class action case scheduled to commence on May 1, 2003.

With respect to loans that BFA made to Gail Arnall (William Crotts' sister) and her company, Phoebus Communications, the Trust brought suit on delinquent promissory notes made by Phoebus Communications and Ms. Arnall. Judgment was obtained against Phoebus Communications, Ms. Arnall and her ex-husband in an amount of approximately $175,000 (the full amount of the debt plus all attorneys' fees and pre- and post-judgment interest). In 2002 the defendants filed a motion to set aside the default judgment on grounds that they had inadequate notice. That motion was denied on January 9, 2003. Enforcement proceedings were initiated in 2002 in Maryland, where Phoebus is located, and the court denied a motion to dismiss or stay those proceedings on January 10, 2003. In March, 2003 the Trust approved a settlement of $140,000 in satisfaction of the judgement.

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' are working to accumulate all the construction-related documents. Currently, both the Trust and defendants are in a document review process

14. LEASES

The Trust entered into certain lease obligations to carry out the purpose of the Trust as discussed in Note 1. These operating lease obligations call for approximate payment of $3,600 monthly for 2003 and $3,000 monthly payment in 2004. It may be necessary for the Trust to renew or commit to future lease obligations to continue to carry out the activities of the Trust until the Trust is terminated. The estimated rental payments are included in estimated costs to complete liquidation and litigation.

15. CASH RECEIPTS AND DISBURSEMENTS

The Trust received net cash proceeds from sales of assets, notes receivable collections and operations consisting of the following:

                                                       January 1, 2002 to   January 22, 2001 to
                                                        December 31, 2002    December 31, 2001
                                                        -----------------    -----------------
Principal and interest received from notes receivable      $ 18,600,000        $  7,400,000
Cash flows from other trust assets                           29,100,000          43,300,000
                                                           ------------        ------------
Total                                                      $ 47,700,000        $ 50,700,000
                                                           ============        ============

Conversely, the Trust paid out cash to various creditors, as follows:

                                                       January 1, 2002 to   January 22, 2001 to
                                                        December 31, 2002    December 31, 2001
                                                        -----------------    -----------------
Trust operations                                           $  3,500,000        $  4,400,000
Litigation costs                                              1,500,000           3,000,000
Payable to Class 5 creditors                                  5,900,000           4,000,000
Principal and interest payments on collateralized
  notes payable                                               2,900,000           3,500,000
Distributions to Class 3A & 3B                               32,700,000          45,700,000
                                                           ------------        ------------
Total                                                      $ 46,500,000        $ 60,600,000
                                                           ============        ============

16. SUBSEQUENT EVENTS

On January 2, 2003, Shea made their scheduled  quarterly  interest payment (note
3).

On January 27, 2003, the Trust distributed the remaining $174.7 million in AA settlement proceeds to the holders of the Class 3A and 3B beneficial interest in the Trust and class action members (note 6 and 10).

On March 14, 2003, the Trust distributed approximately $7.1 million of the net $13.7 million settlement with various other parties to the holders of the Class 3A and 3B beneficial interest in the Trust and class action members (note 6).

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data for fiscal 2002 and for the period from Inception 2001 is as follows:

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                  2002            2002            2002            2002
                                              ------------    ------------    ------------    ------------
Net assets in liquidation, beginning          $128,980,963    $129,808,985    $127,895,794    $120,595,537

Interest on notes receivable (note 3)            1,673,203       1,650,221       1,597,445       1,309,315
Interest on notes payable (note 8)                (205,962)       (179,978)       (113,311)        (64,941)
Changes in fair value of other trust assets
  and liabilities (notes 10 & 11)                 (639,219)      2,736,793       1,051,265      89,040,708
Changes in fair value of estimated costs to
  complete liquidation (note 9)                         --        (504,959)       (829,951)      2,010,261
Distributions to holders of Class 3A and 3B
  beneficial interests (note 12)                        --      (5,615,268)     (9,005,705)    (18,057,539)
                                              ------------    ------------    ------------    ------------

Net assets in liquidation, ending             $129,808,985    $127,895,794    $120,595,537    $194,833,341
                                              ============    ============    ============    ============

                                                MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                  2001            2001            2001            2001
                                              ------------    ------------    ------------    ------------
Net assets in liquidation, beginning
(Inception)                                   $171,414,559    $149,975,305    $137,888,441    $129,955,114

Interest on notes receivable (note 3)            1,668,036       1,956,553       1,948,723       1,836,297
Interest on notes payable (note 8)                (227,338)       (329,158)       (277,873)       (222,992)
Changes in fair value of other trust assets
  and liabilities (notes 10 & 11)               (2,801,975)     (2,439,236)        521,043       3,014,320
Changes in fair value of estimated costs to
  complete liquidation (note 9)                         --              --              --              --
Distributions to holders of Class 3A and 3B
  beneficial interests (note 12)               (20,077,977)    (11,275,023)    (10,125,220)     (5,601,776)
                                              ------------    ------------    ------------    ------------

Net assets in liquidation, ending             $149,975,305    $137,888,441    $129,955,114    $128,980,963
                                              ============    ============    ============    ============

Certain   accounts  for  the  quarter   ended   September  30,  2002  have  been
reclassified. The approximate reclassifications are as follows: a $30,000 increase in the Interest on notes payable, a $95,000 decrease in the Change in fair value of other trust assets and liabilities, and a $65,000 increase in the Changes in fair value of estimated cost to complete liquidation. These reclassifications have no impact on the previously reported net assets in liquidation.

Certain accounts for the quarter ended September 30, 2001 have been reclassified to conform to the 2002 presentation. The approximate reclassification are as follows: a $198,000 decrease in the Interest on notes receivable, a $156,000 decrease in the Interest on notes payable, a $429,000 increase in the Change in fair value of other trust assets and liabilities, and a $75,000 decrease in the Changes in fair value of estimated cost to complete liquidation. These reclassifications have no impact on the previously reported net assets in liquidation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The decision-making authority for the Trust resides in the Liquidating Trustee and the Liquidating Trust Board pursuant to the Trust Agreement. The Liquidating Trustee is primarily responsible for the Trust's day-to-day operations, and the Liquidating Trust Board supervises the Liquidating Trustee and has the ability to approve or disapprove certain of the Liquidating Trustee's material decisions. The Liquidating Trustee and the members of the Liquidating Trust Board were appointed in accordance with the Confirmation Order, and each of them will serve in their related capacity until such person's death, resignation or removal in accordance with the terms of the Trust Agreement.

     The following table sets forth information regarding the Liquidating Trustee and the Liquidating Trust Board. A summary of the background and experience of each of these individuals is set forth after the table.

             NAME                      AGE                  POSITION
             ----                      ---                  --------
     Clifton R. Jessup, Jr.             48        Liquidating Trustee
     Paul D. Carlson                    67        Liquidating Trust Board Member
     Stephen L. Culp                    37        Liquidating Trust Board Member
     John V. Prince                     48        Liquidating Trust Board Member
     Shirley C. Weast                   63        Liquidating Trust Board Member
     Mark E. Winkleman                  44        Liquidating Trust Board Member

     CLIFTON R. JESSUP, JR. was approved as the Liquidating Trustee pursuant to the Confirmation Order. Mr. Jessup is a partner and the head of the Bankruptcy & Insolvency Group at the Dallas office of Patton Boggs LLP, which he joined in 1997. Prior to joining Patton Boggs LLP, Mr. Jessup was the Chairman of Dixon and Jessup, Ltd., LLP and the Managing Partner of the Dallas office of that firm from 1990 until 1997. Mr. Jessup received his Bachelor of Arts from Oakwood College in 1976 and his Juris Doctor from University of Michigan School of Law in 1978. Mr. Jessup's experience includes the representation of secured creditors, unsecured creditors, committees, equity holders, debtors and trustees in federal bankruptcy cases in over 37 states. Mr. Jessup was appointed as the Examiner in the Megafoods Stores bankruptcy case in Phoenix, Arizona in 1996. When the Plan of Liquidation was confirmed in 1998, Mr. Jessup was appointed as the Estate Representative of the Megafoods Liquidation Estate, a position that he held until the case was closed in 2001.

     PAUL D. CARLSON served as the Chairman of the Official Collateralized Investors' Committee. From 1980 until his retirement in 1993, Mr. Carlson was a Senior Development Engineer with Hughes Aircraft Company, where he was responsible for the procurement of components and their functional integrity in a major missile system.

     STEPHEN L. CULP served as the Co-Chairman of the Official Joint Committee of Unsecured Creditors. Mr. Culp has been employed since 1999 as the Director of Property Development and Legal Counsel at Saddleback Valley Community Church in Lake Forest, California, one of the largest churches in the United States. From 1992 to 1999, Mr. Culp worked at the Orange County law firm of Callahan, McCune & Willis, specializing in litigation.

     JOHN V. PRINCE is in private management consulting and currently serves as a member of the Board of Directors of Arizona MultiBank, an Arizona community development corporation. Prior to entering private management consulting, Mr. Prince was Senior Vice President and Chief Financial Officer of Employee Solutions, Inc., which filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code on February 26, 2001. Prior to 1997 Mr. Prince held several positions with First Interstate Bancorp, Inc. Most notably, he was the Vice President and Manager of Bank SEC and Regulatory Reporting from 1994 until 1996. From 1990 until 1994, Mr. Prince was a Vice President at First Interstate Bank of Texas, where he was involved with the purchase of failed banks and savings and loans in cooperation with the Resolution Trust Corporation. From 1986 until 1990, Mr. Prince was Vice President and Controller for First Interstate Bank of Oklahoma where he was involved in the purchase and liquidation of the assets of failed banks in cooperation with the Federal Deposit Insurance Corporation. Mr. Prince is a Certified Public Accountant who is certified in Arkansas and Oklahoma. Mr. Prince graduated with a Bachelor of Arts in Accounting from the Ouachita Baptist University.

     SHIRLEY C. WEAST served as a member of the Official Collateralized Investors' Committee and retired in 1990 after having operated the Shirley C. Weast Agency for 30 years in the State of New York. Ms. Weast is a licensed insurance and real estate broker in the State of New York.

     MARK E. WINKLEMAN has been recently appointed the State Land Commissioner for the State of Arizona. As well he is the founder of MGS Realty Partners LLC, which acquires and sells commercial properties. Prior to founding MGS Realty Partners LLC in 2000, Mr. Winkleman was in charge of acquisitions for Pacific Realty Advisors, where he directed the acquisition and disposition of many commercial properties from 1997 until 1999. From 1991 to 1997, Mr. Winkleman was the Senior Vice President of Grossman Company Properties, a real estate investment company in Phoenix, Arizona, where he was actively involved in the acquisition, development, financing and disposition of projects such as the Arizona Biltmore Hotel, Biltmore Fashion Park, National Bank Tower, Christown Mall, the Arizona Mills and several other significant real estate projects. Mr. Winkleman was not an Investor or a creditor in the Debtors' Chapter 11 cases, and he had no prior connection with the Debtors or the Non-Debtor Affiliates.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF THE LIQUIDATING TRUSTEE

     On December 19, 2000 the Bankruptcy Court approved the Trust's entry into the compensation agreement by and among the transferors and Clifton R. Jessup, Jr. (the "TRUSTEE COMPENSATION AGREEMENT"). The following description of the Trustee Compensation Agreement is only a summary and is qualified by reference to the Trustee Compensation Agreement, a copy of which was filed as Exhibit 10.1 to the Trust's Form 10 filed May 1, 2002.

     The compensation of the Liquidating Trustee is comprised of three (3) components: hourly compensation, expense reimbursement and a performance bonus. The Liquidating Trustee's hourly compensation is an hourly rate of $295.00, which is subject to periodic upward adjustment by the Liquidating Trust Board. The Liquidating Trustee will not be compensated for his travel time to and from Phoenix, Arizona unless he is actually working on matters pertaining to the Trust during that travel time.

     All reasonable out of pocket expenses incurred by the Liquidating Trustee for airfare between Dallas, Texas and Phoenix, Arizona (the "TRAVEL EXPENSES"), are reimbursable as an expense of the Trust. All reasonable out of pocket expenses incurred by the Liquidating Trustee and relating to the Liquidating Trustee's performance of his duties hereunder and under the Trust Agreement and which are not Travel Expenses, are also reimbursable as an expense of the Trust.

     The performance bonus to be paid to the Liquidating Trustee is based on the net recoveries paid to certain creditors and is as follows:

                                           PERFORMANCE BONUS (EXPRESSED AS A
             NET RECOVERIES                  PERCENTAGE OF NET RECOVERIES)
             --------------                  -----------------------------
     $0 - $125,000,000                                    None
     $125,000,000.01 - $250,000,000                       .25%
     $250,000,000.01 - $500,000,000                       .50%
     $500,000,000.01 and above                            .75%

"NET RECOVERIES" means the aggregate of all distributions by the Trust to the Holders of claims in Class 3A, Class 3B and Class 5 from the liquidation of the Trust Assets and the prosecution and/or settlement of the Litigation Claims. The aggregate amount of all hourly compensation paid to the Liquidating Trustee by the Trust and the Travel Expenses reimbursed by the Trust will be deducted from the performance bonus payable to the Liquidating Trustee.

COMPENSATION OF THE LIQUIDATING TRUST BOARD

     On December 19, 2000 the Bankruptcy Court approved the form of the compensation agreement to be entered into by the Trust and the members of the Liquidating Trust Board (the "BOARD COMPENSATION AGREEMENT"). The following description of the Board Compensation Agreement is only a summary and is qualified by reference to the Board Compensation Agreement and Amendment to the Board Compensation Agreement, the form of which is filed as Exhibit 10.2 and
10.3 to the Trust's Form 10 filed May 1, 2001.

     Each member of the Liquidating Trust Board receives $1,000 for each calendar month during which the board member serves as a member of the Liquidating Trust Board and $2,000 for each meeting of the Liquidating Trust Board, which the board member attends (either in person or by telephone conference). In addition, the Independent Board Member, Mark Winkleman, receives $1,250 for each calendar month during which he serves as the Chairman of the Audit Committee and the Valuation Committee.

     On December 28, 2001 the Bankruptcy Court entered its Order permitting the Trust to pay fees to each member of the Liquidating Trust Board for the period from November 1, 2000 to January 22, 2001 in recognition of services provided by the Board prior to January 22, 2001. In addition to the compensation described above, each Liquidating Trust Board member is also entitled to reimbursement of all reasonable out-of-pocket expenses, including travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of this annual report pertaining to 5% holders of voting securities are not applicable. Notwithstanding the foregoing, no person or group is the beneficial owner of more than 5% of interests in the Trust.

     b) The following table sets forth certain information with respect to the beneficial ownership of interests in the Trust, as of the date of this annual report , by the Liquidating Trustee and the members of the Liquidating Trust Board. There is only one class of interests in the Trust.

               NAME OF BENEFICIAL OWNER                 PERCENT OF CLASS
               ------------------------                 ----------------
               Clifton R. Jessup, Jr.                        0.00%
               Stephen L. Culp                               0.00%
               Mark E. Winkleman                             0.00%
               John V. Prince                                0.01%
               Paul D. Carlson                               0.05%
               Shirley C. Weast                              0.13%

     c) Because the Trust does not have any "voting securities" within the meaning of the Exchange Act and the regulations thereunder, changes in ownership of voting securities will not result in a change of control of the Trust. Pursuant to the terms of the Trust Agreement, the Liquidating Trustee and the Liquidating Trust Board have sole management and executive authority over the Trust. The Liquidating Trustee and the initial members of the Liquidating Trust Board were initially selected by the Restructuring Committee, the Official Collateralized Investors' Committee and the Official Joint Committee of Unsecured Creditors, and the Bankruptcy Court approved such selections in connection with the Confirmation Order. The Liquidating Trustee and the members of the Liquidating Trust Board will serve for the duration of the Trust. However, in the event of any member's earlier death, resignation or removal, such member will be replaced pursuant to the terms of the Trust Agreement.

     The Trust has no knowledge of any arrangements that may result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the authority under the Plan, the Trust retained Patton Boggs, the law firm that employs Clifton R. Jessup, Jr., the Liquidating Trustee, to handle various litigation, investigation and transactional matters. Fees charged by Patton Boggs for the services performed for the year ended December 31, 2002 approximate $1.1 million and do not include fees and expenses for the services provided by Mr. Jessup as Liquidating Trustee.

ITEM 14. CONTROLS AND PROCEDURES.

Within the ninety (90) days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Liquidating Trustee (the Trust's principal executive officer) and the Assistant to the Liquidating Trustee (the Trust's principal financial officer), of the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Trust's Liquidating Trustee and the Assistant to the Liquidating Trustee concluded that the Trust's disclosure controls and procedures are effective in enabling the Trust to record, process, summarize and report information required to be included in the Trust's periodic SEC filings within the required time period. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Trust carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. Financial Statements

          The consolidated financial statements of the Trust are incorporated by reference to Item 8. "Financial Statements and Supplementary Data" of this report.

          2. Financial Statement Schedules

          Financial statement schedules have been omitted because the information is either not required, not applicable, or is included with Item 8. "Financial Statements and Supplementary Data" of this report.

          3. Exhibits

          The following exhibits are filed with this Form 10K:

          Exhibit 2.1* First Amended Joint Liquidating Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code
          Exhibit 2.2* Order Confirming First Amended Joint Liquidating Plan of Reorganization
          Exhibit 3.1*   Liquidating  Trust  Agreement,  dated as of January 22,
                         2001
          Exhibit 10.1* Trustee Compensation Agreement, dated as of January 22, 2001
          Exhibit 10.2*  Form of Board Compensation Agreement
          Exhibit 10.3*  Form of Amendment to Board Compensation Agreement
          Exhibit 21.1* Articles of Organization of New Asset Subsidiary, LLC, dated as of January 22, 2001
          Exhibit 21.2* Operating Agreement of New Asset Subsidiary, LLC, dated as of January 22, 2001
          Exhibit 99.1   Certification

          *Previously filed with Form 10 on May 1, 2002.

     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the registrant with the Commission during the quarterly period ended December 31, 2002.

     (c)  Exhibits required by Item 601 of Regulation S-K

          None.

     (d)  Financial statement schedules as required by Regulation S-X

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated March 25, 2003                    BFA LIQUIDATION TRUST


                                        By: /s/ Clifton R. Jessup, Jr.
                                            ------------------------------------
                                            Name:  Clifton R. Jessup, Jr.
                                            Title: Liquidating Trustee


Dated March 25, 2003                    BFA LIQUIDATION TRUST


                                        By: /s/ Mark A. Roberts
                                            ------------------------------------
                                            Name:  Mark A. Roberts
                                            Title: Assistant to the Liquidating
                                                   Trustee

                                  CERTIFICATION

I, Clifton R. Jessup, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of the BFA Liquidation Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("EVALUATION DATE"); and

     (iii)   presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                    By: /s/ Clifton R. Jessup, Jr.
                                            ------------------------------------
                                            Name:  Clifton R. Jessup, Jr.
                                            Title: Liquidating Trustee

I, Mark A. Roberts, certify that:

1. I have reviewed this annual report on Form 10-K of the BFA Liquidation Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("EVALUATION DATE"); and

     (iii)   presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                    By: /s/ Mark A. Roberts
                                            ------------------------------------
                                            Name:  Mark A. Roberts
                                            Title: Assistant to the Liquidating
                                                   Trustee