Form 10-Q
period 2003-03-31
BFA LIQUIDATION TRUST
filed 2003-05-15
CIK 1140513

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-32859


                              BFA LIQUIDATION TRUST
             (Exact name of registrant as specified in its charter)


           ARIZONA                                             86-1018485
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


3300 N. CENTRAL AVE., SUITE 900, PHOENIX, ARIZONA                85012
    (Address of Principal Executive Offices)                   (Zip Code)


       Registrant's telephone number, including area code: (602) 279-3587


         Former Address: 1313 E. Osborn Rd, Suite 250, Phoenix, AZ 85014

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 2003, 448,213,228 units of Class A Beneficial Interests and 137,176,571 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-Q
                                Table of Contents

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                            10

PART 2 - OTHER INFORMATION
Item 1   Legal Proceedings                                                    12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                     March 31, 2003   December 31, 2002
                                                                     --------------   -----------------
                 ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                              $  6,733,380     $  2,254,806
Receivables, net (note 2)                                                57,438,738       59,434,985
Other trust assets, net (notes 3 and 8)                                  50,043,607       46,149,276
Restricted cash and cash equivalents                                      2,589,221        6,631,801
Fair value of expected cash flows from settlements (note 4)                      --      188,478,673
                                                                       ------------     ------------

      TOTAL ASSETS                                                      116,804,946      302,949,541
                                                                       ------------     ------------

                           LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                  3,411,501        3,071,617
Notes payable (note 5)                                                    3,483,922        4,126,217
Estimated costs to complete liquidation and litigation (note 6)           5,569,677        6,679,030
Settlement liability (note 7)                                             3,380,513       94,239,336
                                                                       ------------     ------------

      TOTAL LIABILITIES                                                  15,845,613      108,116,200
                                                                       ------------     ------------
Commitments and contingencies (note 9)

      NET ASSETS IN LIQUIDATION                                        $100,959,333     $194,833,341
                                                                       ============     ============
CLAIMS AGAINST NET ASSETS IN LIQUIDATION
CONSIST OF THE FOLLOWING:
 Class "3A" Certificate, 448,213,228 units
   outstanding, $.20 per unit at March 31, 2003
   and $.36 at December 31, 2002                                       $ 90,347,036     $162,294,947
 Class "3B" Certificate, 137,176,571 units
   outstanding, $.08 per unit at March 31, 2003
   and $.24 at December 31, 2002                                         10,612,297       32,538,394
                                                                       ------------     ------------

      TOTAL NET ASSETS                                                 $100,959,333     $194,833,341
                                                                       ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                            Three months ended
                                                                      -------------------------------
                                                                      March 31, 2003   March 31, 2002
                                                                      --------------   --------------
Net assets in liquidation, January 1, 2003 and January 1, 2002,
respectively                                                           $ 194,833,341    $ 128,980,963

Interest income on notes receivable (note 2)                               1,507,478        1,673,203
Interest expense on notes payable (note 5)                                   (58,584)        (205,962)
Changes in fair value of other trust assets and liabilities
(note 8)                                                                  (1,754,223)        (639,219)
Changes in fair value of estimated costs to complete
liquidation (note 6)                                                              --               --
Distributions to holders of Class 3A and 3B beneficial
interests                                                                (93,568,679)              --
                                                                       -------------    -------------

Net assets in liquidation, March 31, 2003 and March 31, 2002,
respectively                                                           $ 100,959,333    $ 129,808,985
                                                                       =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

The BFA Liquidation Trust (the "TRUST") was formed pursuant to the "First Amended Joint Liquidating Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code" proposed by the Baptist Foundation of Arizona ("BFA") and related subsidiaries and affiliates (the "DEBTORS"), Official Collateralized Investors' Committee and Official Joint Committee of Unsecured Creditors, relating to Case No. 99-13275 ECF GBN (the "PLAN"), which was confirmed by the Bankruptcy Court for the District of Arizona ("BANKRUPTCY COURT"), by an order entered on December 22, 2000 and became effective on January 22, 2001 ("EFFECTIVE DATE").

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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns two (2) subsidiaries. The assets will be grouped in a consistent and coherent manner and held, pending sale, by the two new subsidiaries. The Trust and the two subsidiaries will be charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five (5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust.

The Plan provides for the appointment of a liquidating trustee (the "LIQUIDATING TRUSTEE") and a liquidating trust board ("LIQUIDATION TRUST BOARD") to oversee the liquidation of the Trust Assets and to ensure that such liquidation is conducted in a cost-effective manner and in a reasonable time. In addition, the Liquidating Trustee and Liquidating Trust Board are directing the prosecution of the Litigation Claims in an attempt to maximize the Trust's recoveries from such claims. The Liquidating Trustee and the Liquidating Trust Board are making ongoing efforts to dispose of the Trust Assets, to make timely distributions and to minimize the duration of the Trust.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated summary financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated summary financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the fiscal year ended December 31, 2002 included in the Trust's Form 10 -K as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2003 may not be indicative of the future results for the entire year 2003.

Certain amounts at December 31, 2002 have been reclassified to conform with current year presentation.

The Trust's management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated summary financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given that there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

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

In addition to the assets described above, the Trust also holds the Litigation claims, which consist of claims against the former directors and officers of BFA and judgments and deficiencies related to loans made to former borrowers of the Debtors. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value of such Litigation Claims. However, if realized these Litigation Claims could be material to the Trust.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a 4.25% present value factor at March 31, 2003 and December 31, 2002. These costs, which include personnel, facilities, Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 6). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

2. RECEIVABLES, NET

Receivables primarily consist of a note receivable from Shea Homes, Inc. ("SHEA") of $50.9 million and $53.0 million at March 31, 2003 and December 31, 2002, respectively. The note receivable from Shea is collateralized by a master planned community, and the remaining other receivables relate to land contracts, mortgage notes receivable and various other commercial receivables.

The following is a summary of gross cash flows and related valuation allowances at:

                                                          March 31, 2003    December 31, 2002
                                                          --------------    -----------------
Total gross future cash flows from notes receivable        $ 100,629,610      $ 138,853,065
Collectibility discount                                      (34,708,314)       (69,241,041)
Present value discount (8-9%)                                 (8,482,558)       (10,177,039)
                                                           -------------      -------------
Net receivables                                            $  57,438,738      $  59,434,985
                                                           =============      =============

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

3. OTHER TRUST ASSETS, NET

The other trust assets, net are carried at estimated fair values which are the result of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition. These valuations include appraisals by independent appraisers of the liquidation value of some assets. These values do not represent the full future cash flow values expected from the sale or operations of these assets due to the discounting of respective cash flows. Such assets consist principally of income producing real estate and interests in real estate, interests in partnerships and operating companies, and miscellaneous other assets transferred to the Trust upon the consummation of the Plan.

Other trust assets consist of the following:

                                               March 31, 2003  December 31, 2002
                                               --------------  -----------------
Real estate assets and partnerships, net        $ 47,647,273      $ 43,601,619
Investments in other operating companies, net      5,037,532         5,007,029
Other assets, net                                    638,779           696,956
                                                ------------      ------------
Future value of other trust assets                53,323,584        49,305,604
Present value discount (various rates)            (3,279,977)       (3,156,328)
                                                ------------      ------------
Other trust assets value                        $ 50,043,607      $ 46,149,276
                                                ============      ============

4. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at December 31, 2002 primarily consist of net proceeds from Arthur Andersen ("AA"). The AA, settlement ,consists of gross proceeds of $217 million less legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million for a net amount of approximately $180.1 million. Both the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT") and Bankruptcy Court approved the settlement on September 13, 2002. Interest of approximately $1.1 million was earned on the cash balances held by the Trust for the AA settlement at December 31, 2002 and is reflected in these financial statements. On December 27, 2002, the Trust distributed $6.5 million of the AA settlement to the Class 3A and 3B beneficial interest holders of the Trust and class action members in accordance with the court approved plan of allocation. At December 31, 2002, approximately $174.7 million representing both the Trust and class action share of the AA settlement proceeds remained to be distributed. In addition to the AA settlement, the Trust and class action were able to reach settlements with Henry & Horne, P.L.C., Nelson Lambson & Co., P.L.C., E. A. and Rebecca Kuhn, Jalma W. and Carole Hunsinger and their affiliates, The Arizona Southern Baptist Convention and affiliated entities, Harold D. and Stephanie B. Friend their affiliated entities and L. Dwain Hoover, Beva J. Hoover, D. Hoover & Associates and the D. Hoover & Associates Investments, Inc. Retirement Trust. These settlements aggregately total approximately $15.3 million less discounts and consist of cash and other real property. Litigation expenses related to these settlements total approximately $1.6 million for a net amount of approximately $13.7 million.

The court approved plan of allocation states that the Trust is allocated 50% of the proceeds and that the class action is allocated the remaining 50% of the proceeds. On January 23, 2003, the remaining AA settlement funds of $174.7 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. On March 24, 2003 the cash proceeds received from the other litigation settlements of $7.1 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. The remaining non-cash assets of $6.6 million received as part of these additional settlements has been reclassified to the appropriate asset classification. Therefore at March 31, 2003 all cash from litigation settlements had been distributed.

5. NOTES PAYABLE

The following is a summary of notes payable to third parties:

Gross note payable of approximately $3.3 million, including interest of approximately $145,000 to one creditor collateralized by the Shea Homes note receivable, with payment terms of annual principal and interest payments, with an interest rate of 6.75%. Due June 26, 2005.

Gross notes payable of approximately $159,000 including interest of approximately $29,000, to various creditors collateralized by real estate, with payment terms including monthly interest only payments and monthly principal and interest payments, with interest rates ranging from 7% to 12%. Due at various dates ranging from June 1, 2002 to October 31, 2008.

Gross notes payable of approximately $14,000, including interest to various creditors collateralized by various notes receivable, with monthly principal and interest payments and interest rates ranging from 7.5% to 8.75%. Due at various dates ranging from March 1, 2007 to July 25, 2007.

At March 31, 2003, aggregate debt maturities including interest were as follows:

                                           2003            $1,340,843
                                           2004             1,223,471
                                           2005             1,329,304
                                           2006                    --
                                           2007                    --
                                     Thereafter                    --
                                                           ----------
                         3,893,618
        Less present value discount (6.75%-12%)              (409,696)
                                                           ----------

                                  Notes payable            $3,483,922
                                                           ==========

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $5,569,677 at March 31, 2003 and $6,679,030 at December 31, 2002 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using an 4.25% present value factor. These costs, which include personnel, facilities, Trustee and Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. SETTLEMENT LIABILITY

The settlement liability at March 31, 2003 represents the class action's 50% portion of the settlement proceeds and assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in receivables of approximately $2.4 million and other trust assets of approximately $4.3 million. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

8. CHANGES IN OTHER TRUST ASSETS

During the three months ended March 31, 2003 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.7 million decrease in other trust assets. Included in actual operating results are sales of approximately $200,000 for various parcels and lots in ASC San Antonio and Westside Property.

During the three months ended March 31, 2002 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $640,000 decrease in other trust assets. Included in actual operating results are sales of approximately $1.3 million for various parcels and lots in Ranch Vistoso, Show Low Country Club and Westside Property.

9. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

CONTINGENT LIABILITIES

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. Two (2) of these claims remain outstanding at March 31, 2003. The Debtors have objected to these outstanding claims on various grounds and all of these disputes are pending in the Bankruptcy Court. In the opinion of the management of the Trust, the Bankruptcy Court's allowance of any of the following disputed claims may have a material adverse impact on the financial condition, resulting in higher than recorded liabilities and decreased net assets in liquidation. These claims consisted of the following:

     (a) Cook Charitable Trust. On March 31, 2000, the Cook Charitable Trust filed a proof of claim alleging that BFA abused its discretion and breached its fiduciary duty when it served as trustee of the Cook Charitable Trust and, as a result, is seeking $2 million to $5 million in damages. The Trust is attempting to settle this claim at this time. However, the Trust is unable to estimate at this time the amount of future cash flows, if any, to Cook Charitable Trust.

     (b) Claim of Grand Canyon University. On March 31, 2000, Grand Canyon University ("GCU") filed a proof of claim seeking payment of approximately $3.2 million for various unsecured investments held by BFA, approximately $3.67 million for the balance due under a note and deed of trust executed by Cora Properties, Inc. (the "CORA NOTE") and a quarterly $24,425 annuity payment for which BFA is primarily obligated and GCU is the guarantor. The Trust has objected to the $3.2 million claim and the $24,425 quarterly annuity claim on various grounds and is pursuing discussions with GCU in regards to settlement of these claims. The claim related to the Cora Note has since been resolved and the liability has been recorded. The Trust filed with the court a settlement agreement with GCU that does not result in any future cash outflows from the $3.2 million claim and the $24,425 quarterly annuity claim.

CONTINGENT ASSETS

During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors. The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004, following the conclusion of the parallel class action case scheduled to commence in June 2003. No amount has been recorded in the accompanying consolidated financial statements related to this contingent asset.

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' are working to accumulate all the construction-related documents. Currently, both the Trust and defendants are in a document review process. No amount has been recorded in the accompanying consolidated financial statements related to this contingent asset

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

10. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended March 31, 2003 and March 31, 2002, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $99.3 and $8.1 million respectively, consisting of the following:

                                                   Three months ended
                                            ---------------------------------
                                            March 31, 2003     March 31, 2002
                                            --------------     --------------
Notes receivable                             $  2,757,380        $ 7,017,207
Cash flows from other trust assets            183,967,684          1,234,066
                                             ------------        -----------
                                             $186,725,064        $ 8,251,273
                                             ============        ===========

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $94.9 and $4.2 million as follows:

                                                    Three months ended
                                            ---------------------------------
                                            March 31, 2003     March 31, 2002
                                            --------------     --------------
Trust operations                            $    (685,516)     $  (3,463,655)
Litigation costs                                       --                 --
Payables & class 5 creditors                           --           (810,814)
Payments to secured notes payables               (642,295)                --
distributions to 3A and 3B                   (180,918,679)                --
                                            --------------     -------------
                                            $(182,246,490)     $  (4,274,469)
                                            ==============     =============

11. SUBSEQUENT EVENTS

During April, 2003 the Trust sold a piece of real estate for approximately $1.7 million which approximated its liquidation value at March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The historical financial data presented below for the three months ended March 31, 2003 and March 31, 2002 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the notes below and the consolidated financial statements and related notes included in Item 1.

                                                                              Three months ended
                                                                       -------------------------------
                                                                       March 31, 2003   March 31, 2002
                                                                       --------------   --------------
Net assets in liquidation, January 1, 2003 and January 1, 2002,
respectively                                                            $ 194,833,341    $ 128,980,963

Interest income on notes receivable                                         1,507,478        1,673,203
Interest expense on notes payable                                             (58,584)        (205,962)
Changes in fair value of other trust assets and liabilities                (1,754,223)        (639,219)
Changes in fair value of estimated costs to complete liquidation                   --               --
Distributions to holders of Class 3A and 3B beneficial
interests and class action members                                        (93,568,679)              --
                                                                        -------------    -------------
Net assets in liquidation, March 31, 2003 and March 31, 2002,
respectively                                                            $ 100,959,333    $ 129,808,985
                                                                        =============    =============

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

     THREE MONTHS ENDED MARCH 31 2003 AND 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $93.9 million for the three months ended March 31, 2003 as compared to approximately $0.8 million increase for the three months ended March 31, 2002. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended March 31, 2003 include (i) interest income from notes receivables which increased net assets by approximately $1.5 million, (ii) interest expense for notes payable which decreased net assets by approximately $59,000, (iii) decrease in value of certain other trust assets which decreased net assets by approximately $1.8 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $93.6 million. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended March 31, 2002 include (i) interest income from notes receivable which increased net assets by approximately $1.7 million,
(ii) interest expense for notes payable which decreased net assets by approximately $206,000 and (iii) decrease in value of certain other trust assets which decreased net asset by approximately $640,000.

Interest income from notes receivable decreased in 2003 as compared to 2002 because of principal payments received. Interest expense on notes payable decreased from 2003 as compared 2002 because of principal payments made by the Trust. The changes in fair value of other trust assets was greater in 2003 as compared to 2002 because of changes in the fair market value of assets and certain related liabilities due to pending or current sales offers, receipt of current information and actual operating results of the assets.

In 2003, the Trust distributed approximately $93.6 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Class 3A and 3B beneficial interests were valued at approximately $100.9 million at March 31, 2003 and $129.8 million at December 31, 2002.

Non-cash trust assets at March 31, 2003 and December 31, 2002 were comprised of the following:


NON-CASH ASSETS IN LIQUIDATION AT                      March 31,    December 31,
      ESTIMATED FAIR VALUE                                2003          2002
                                                     ------------   ------------
Receivables, net                                     $ 57,438,738   $ 59,434,985
Other trust assets, net                                50,043,607     46,149,276
Fair value of expected cash flows from settlement                   $  6,594,000
                                                     ------------   ------------
TOTAL ASSETS                                         $107,482,345   $112,178,261
                                                     ============   ============

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At March 31, 2003 and March 31, 2002, the projected monthly cash flows were discounted at various rates to reflect the Trust Assets at estimated fair value.

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

     The Trust believes the following critical accounting policies affect the Trust's more significant estimates and assumptions used in the preparation of our consolidated financial statements, which have been prepared in accordance with the liquidation basis of accounting:

     o    Receivables  are  recorded  at  fair  value,   which   represents  our
          discounted expected future cash flows calculated based on the following factors: receivable payment history, financial performance of debtor, and underlying collateral of the Trust.

     o Other assets consist of real estate partnerships, interests in operating companies and other assets and are recorded at fair value, which represents discounted expected future cash flows, based on estimates and assumptions regarding timing of sales, timing of payments, projected cash flows and appropriate discount factors.

     o    Payables,  accrued liabilities and notes payable are recorded based on
          expected  cash  outflows  which  require   estimates  and  assumptions
          relating to the timing of the payments and discount factors.

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.25% present value factor at March 31, 2003 and at December 31, 2002.

          * The costs include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, and are estimated based on assumptions regarding the number of employees, use of outside professionals, and timing of cash flows.

     o Contingent Assets, Litigation Settlements and related liabilities are recorded at the Trust's estimated future cash flows which require a significant amount of estimates and assumptions regarding collectibility, probable outcomes, timing of cash flows and various other factors.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ARTHUR ANDERSEN

     On January 23, 2003, the Trust distributed approximately $174.7 million which represented the remaining proceeds of the $217 million settlement with BFA's former auditor Arthur Andersen, LLP ("AA"), net of legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million, to the Beneficiaries in conjunction with a plan of allocation approved by the Superior Court. This distribution marked the culmination of a year in which the settlement with AA fell apart in the wake of AA's indictment by the United States Department of Justice, only to be restored after commencing trial of the action.

FORMER DIRECTORS, ACCOUNTANTS AND AFFILIATED PARTIES

The Trust has spent substantial time investigating potential claims against third parties and analyzing insurance policies that could provide insurance coverage for claims by the Trust against potentially responsible third parties. As a result of these investigations, and subsequent settlement agreements approved by the courts in January 2003 with L. Dwain Hoover and Affiliates, Harold Friend and Affiliates, Edgar Alan Kuhn, Jalma Hunsinger and Affiliates, Arizona Southern Baptist Convention and Nelson Lambson and Henry & Horne. The Trust was able to recover an aggregate settlement amount of $16.5 million in cash and real property. In addition, each of the settling parties agreed to waive all claims totaling $37.0 million filed against BFA with the Bankruptcy Court. On March 24, 2003 the Trust distributed the available cash proceeds from these settlements of approximately $7.1 million.

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

     The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004, following the conclusion of the parallel class action case scheduled to commence in June 2003.

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

     With regard to the petition for bankruptcy relief filed by Mr. Blair in the name of Desert Diamond, in 2002, the Trust successfully opposed a "cramdown" plan of reorganization, and then separately succeeded in converting the Desert Diamond bankruptcy case to a liquidation under the provisions of Chapter 7. The Trust worked with the Chapter 7 Trustee to sell the remaining real property collateral to a third party purchaser. That sale has closed, netting approximately $380,000 to the Trust. The Trust previously recovered approximately $100,000 from other collection efforts, bringing the Trust's recovery to approximately $480,000.

     The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regards to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his Trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. Additionally the court awarded the Trust legal fees in the amount of $54,931.00 and costs of $1,279.20. The Trust now has successfully litigated and received judgments on the two state court actions and defended the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cramdown plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust.

     With regard to the remaining action against the title company defendants, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,00 for the remaining lots) The Title Company also has on file a Motion for Award of Fees seeking an award of $130,000 in fees and costs incurred. The Trust is currently considering filing a Motion for Reconsideration, or in the alternative, an appeal.

DISPUTED PROOFS OF CLAIMS

     A number of creditors filed proofs of claims in the BFA bankruptcy proceeding, which have been objected to by BFA. All of these disputes are pending in the Bankruptcy Court as of December 31, 2002. The claims are as follows:

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

          2. Claim of Grand Canyon University. On March 31, 2000, Grand Canyon University ("GCU") filed a proof of claim seeking payment of approximately $3.2 million for various unsecured investments held by BFA, approximately $3.67 million for the balance due under a note and deed of trust executed by Cora Properties, Inc. (the "CORA NOTE") and a quarterly $24,425 annuity payment for which BFA is primarily obligated and GCU is the guarantor. The Trust has objected to the $3.2 million claim and the $24,425 quarterly annuity claim on various grounds and is pursuing discussions with GCU in regards to settlement of these claims. The claim related to the Cora Note has since been resolved and the liability has been recorded. The Trust filed with the Bankruptcy Court a settlement agreement with GCU that does not result in any future cash outflows from the $3.2 million claim and the $24,425 quarterly annuity claim.

ITEM 4. CONTROLS AND PROCEDURES

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

Dated May 13, 2003                      BFA LIQUIDATION TRUST

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

Date: May 13, 2003                      By: /s/ Clifton R. Jessup, Jr.
                                            ------------------------------------
                                        Name: Clifton R. Jessup, Jr.
                                        Title: Liquidating Trustee

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

Date: May 13, 2003                      By: /s/ Mark A. Roberts
                                            ------------------------------------
                                        Name: Mark A. Roberts
                                        Title: Assistant to the Liquidating
                                               Trustee