Form 10-Q
period 2003-06-30
BFA LIQUIDATION TRUST
filed 2003-08-14
CIK 1140513

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, 448,213,228 units of Class A Beneficial Interests and 137,176,571 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-Q
                                Table of Contents


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 1

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                           11

Item 4   Controls and Procedures                                             13

PART 2 - OTHER INFORMATION
Item 1   Legal Proceedings                                                   14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                              June 30, 2003        December 31, 2002
                                                                                              -------------        -----------------
ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                                                      $  1,995,115           $  2,254,806
Receivables, net (note 2)                                                                        50,634,451             59,434,985
Other trust assets, net (notes 3 and 8)                                                          41,891,950             46,149,276
Restricted cash and cash equivalents                                                              2,166,153              6,631,801
Fair value of expected cash flows from settlements (note 4)                                            --              188,478,673
                                                                                               ------------           ------------

      TOTAL ASSETS                                                                               96,687,669            302,949,541
                                                                                               ------------           ------------

                LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                                          1,079,698              3,071,617
Notes payable (note 5)                                                                            2,167,328              4,126,217
Estimated costs to complete liquidation and litigation (note 6)                                   4,666,772              6,679,030
Settlement liability (note 7)                                                                     3,380,513             94,239,336
                                                                                               ------------           ------------

      TOTAL LIABILITIES                                                                          11,294,311            108,116,200
                                                                                               ------------           ------------

Commitments and contingencies (note 9)

      NET ASSETS IN LIQUIDATION                                                                $ 85,393,358           $194,833,341
                                                                                               ============           ============

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
 Class "3A" Certificate,
   448,213,228 units outstanding, $.17 per unit at June 30, 2003
   and $.36 at December 31, 2002                                                               $ 78,416,796           $162,294,947
 Class "3B" Certificate,
   137,176,571 units outstanding, $.05 per unit at June 30, 2003
   and $.24 at December 31, 2002                                                                  6,976,562             32,538,394
                                                                                               ------------           ------------

      TOTAL NET ASSETS                                                                         $ 85,393,358           $194,833,341
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

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                                         Three months ended
                                                                                                -----------------------------------
                                                                                                June 30, 2003         June 30, 2002
                                                                                                -------------         -------------
Net assets in liquidation, April 1, 2003 and April 1, 2002, respectively                        $ 100,959,333         $ 129,808,985

Interest income on notes receivable (note 2)                                                        1,224,995             1,650,221
Interest expense on notes payable (note 5)                                                            (63,374)             (179,978)
Changes in fair value of other trust assets and liabilities (note 8)                               (4,470,239)            2,736,793
Changes in fair value of estimated costs to complete liquidation (note 6)                                --                (504,959)
Distributions to holders of Class 3A and 3B beneficial interests                                  (12,257,357)           (5,615,268)
                                                                                                -------------         -------------

Net assets in liquidation, June 30, 2003 and June 30, 2002, respectively                        $  85,393,358         $ 127,895,794
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

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                                        Six months ended
                                                                                                -----------------------------------
                                                                                                June 30, 2003         June 30, 2002
                                                                                                -------------         -------------
Net assets in liquidation, January 1, 2003 and January 1, 2002,
  respectively                                                                                  $ 194,833,341         $ 128,980,963

Interest income on notes receivable (note 2)                                                        2,732,473             3,323,424
Interest expense on notes payable (note 5)                                                           (121,958)             (385,940)
Changes in fair value of other trust assets and liabilities (note 8)                               (6,224,462)            2,097,574
Changes in fair value of estimated costs to complete liquidation (note 6)                                --                (504,959)
Distributions to holders of Class 3A and 3B beneficial interests                                 (105,826,036)           (5,615,268)
                                                                                                -------------         -------------

Net assets in liquidation, June 30, 2003 and June 30, 2002, respectively                        $  85,393,358         $ 127,895,794
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary. The assets will be grouped in a consistent and coherent manner and held, pending sale, by the new subsidiary. The Trust and the it's subsidiary will be charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five (5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the fiscal year ended December 31, 2002 included in the Trust's Form 10 -K as filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2003 may not be indicative of the future results for the entire year 2003.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a 4.25% present value factor at June 30, 2003 and December 31, 2002. These costs, which include personnel, facilities, Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 6). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.


2. RECEIVABLES, NET

         Receivables primarily consist of a note receivable from Shea Homes, Inc. ("SHEA") of $45.8 million and $53.0 million at June 30, 2003 and December 31, 2002, respectively. The note receivable from Shea is collateralized by a master planned community, and the remaining other receivables relate to land contracts, mortgage notes receivable and various other commercial receivables. See note 11 for additional information.

The following is a summary of gross cash flows and related valuation allowances at:

                                                                                        June 30, 2003             December 31, 2002
                                                                                        -------------             -----------------
Total gross future cash flows from notes receivable                                     $  88,644,875              $ 138,853,065
Collectibility discount                                                                   (37,435,544)               (69,241,041)
Present value discount (8-9%)                                                                (574,880)               (10,177,039)
                                                                                        -------------              -------------
Net receivables                                                                         $  50,634,451              $  59,434,985
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

Other trust assets consist of the following:

                                                                                         June 30, 2003            December 31, 2002
                                                                                         -------------            -----------------
Real estate assets and partnerships, net                                                 $ 39,168,674                $ 43,601,619
Investments in other operating companies, net                                               5,300,332                   5,007,029
Other assets, net                                                                             503,618                     696,956
                                                                                         ------------                ------------
Future value of other trust assets                                                         44,972,624                  49,305,604
Present value discount (various rates)                                                     (3,080,674)                 (3,156,328)
                                                                                         ------------                ------------
Other trust assets value                                                                 $ 41,891,950                $ 46,149,276
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

The court approved plan of allocation states that the Trust is allocated 50% of the proceeds and that the class action is allocated the remaining 50% of the proceeds. On January 23, 2003, the remaining AA settlement funds of $174.7 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. On March 24, 2003 the cash proceeds received from the other litigation settlements of $7.1 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. The remaining non-cash assets of $6.6 million received as part of these additional settlements has been reclassified to the appropriate asset classification. Therefore at June 30, 2003 all cash from litigation settlements had been distributed.


5. NOTES PAYABLE

The following is a summary of notes payable to third parties:

Gross note payable of approximately $2.2 million to one creditor collateralized by the Shea Homes note receivable, with payment terms of annual principal and interest payments, with an interest rate of 6.75%. See note 11 for additional information.

At June 30, 2003, aggregate debt maturities including interest were as follows:

                                                2003            $2,184,287
                                                2004                    --
                                                2005                    --
                                                2006                    --
                                                2007                    --
                                          Thereafter                    --
                                                                ----------
                                                                 2,184,287
                 Less present value discount (6.75%)              (16,959)
                                                                ----------

                      Notes payable                             $2,167,328
                                                                ==========


6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $4,666,772 at June 30, 2003 and $6,679,030 at December 31, 2002 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using an 4.25% present value factor. These costs, which include personnel, facilities, Trustee and Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.


7. SETTLEMENT LIABILITY

The settlement liability at June 30, 2003 represents the class action's 50% portion of the settlement proceeds and assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in receivables of approximately $2.4 million and other trust assets of approximately $4.3 million. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.


8. CHANGES IN OTHER TRUST ASSETS

During the three months ended June 30, 2003 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $4.5 million decrease in other trust assets. Included in actual operating results are sales of approximately $4.4 million for the sale of the Park at Juniper Ridge, property in Casa Grande and various other lots and parcels from Westside Property.

During the three months ended June 30, 2002 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $2.7 million increase in other trust assets. Included in actual operating results are sales of approximately $2.1 million for the sale of various lots and parcels from Coyote Lakes, Rancho Vistoso and Westside Property.

During the six months ended June 30, 2003 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $6.2 million decrease in other trust assets. Included in actual operating results are sales of approximately $4.6 million for the sale of the Park at Juniper Ridge, property in Casa Grande and various other lots and parcels from ASC San Antonio and Westside Property.

During the six months ended June 30, 2002 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $2.1 million increase in other trust assets. Included in actual operating results are sales of approximately $3.4 million for the sale of various lots and parcels from Coyote Lakes, Rancho Vistoso, Show Low Country Club and Westside Property.


9. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2003 all of these claims have been resolved and paid in full if any amount was due.

Contingent Assets

During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against

William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors. The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004. No amount has been recorded in the accompanying consolidated financial statements related to this contingent asset.

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

In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regards to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his Trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust now has successfully litigated and received judgments on the two state court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cramdown plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Trust is currently considering filing a Motion for Reconsideration, or in the alternative, an appeal. An amount equal to approximately $137,000 has been recorded in the accompanying consolidated financial statements related to this contingent asset.

The Trust holds a note receivable in an outstanding amount of approximately $2 million dollars from W.H.H.C. Through this note the Trust holds a mortgage on approximately 70 acres of real property located in Maricopa County, Arizona.
Additionally, the Trust has recourse against one of the partners of the partnership. All remaining partners have previously paid the Trust cash payments in exchange for release of their of personal recourse liability. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the partnership and the one remaining liable partner. No answers have been filed. No amount has been recorded in the accompanying consolidated financial statements related to future amounts not yet received from this contingent asset.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

10.  CASH RECEIPTS AND DISBURSEMENTS

For the three months ended June 30, 2003 and June 30, 2002, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $12.6 and $7.0 million respectively, consisting of the following:

                                                                                                      Three months ended
                                                                                            ----------------------------------------
                                                                                            June 30, 2003              June 30, 2002
                                                                                            ----------------------------------------
Notes receivable                                                                            $ 7,391,536                  $   824,425
Cash flows from other trust assets                                                            5,249,181                    6,200,788
                                                                                            ----------------------------------------
                                                                                            $12,640,717                  $ 7,025,213
                                                                                            ========================================


Conversely, for the same respective periods, the Trust paid out to various creditors approximately $17.4 and $11.3 million as follows:

                                                                                                    Three months ended
                                                                                         ------------------------------------------
                                                                                         June 30, 2003                June 30, 2002
                                                                                         ------------------------------------------
Trust operations                                                                         $   (986,858)                 $ (1,452,411)
Payables & class 5 creditors                                                               (2,818,174)                   (3,735,106)
Payments to secured notes payables                                                         (1,316,594)                     (460,636)
Distributions to 3A and 3B                                                                (12,257,357)                   (5,615,267)
                                                                                         ------------------------------------------
                                                                                         $(17,378,983)                 $(11,263,420)
                                                                                         ==========================================


11. SUBSEQUENT EVENTS

On July 1, 2003 Shea made it's quarterly interest payment of approximately $1.1 million. On July 15, 2003 Shea paid all principal and interest owed on its debt obligation to the Trust in the approximate amount of $44.9 million. From these proceeds the Trust paid all principal and interest due to a creditor secured by the Shea note in the approximate amount of $2.2 million.

On July 29, 2003 the Trust and Class Action reached a tentative settlement agreement with National Union Insurance Company in regards to the Trust and Class Action claims for monetary damages from insurance coverage related to the conduct of the former BFA directors and officers. The settlement agreement will now be drafted and must be approved by the bankruptcy court and Class Action members before any amounts may be realized by the Trust and Class Action. No amount has been recorded in the accompanying consolidated financial statements related to this settlement.

On August 8, 2003 the Trust distributed approximately $40.0 million to the holders of Class 3A and 3B beneficial interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The historical financial data presented below for the three and six months ended June 30, 2003 and June 30, 2002 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the notes below and the consolidated financial statements and related notes included in Item 1.

                                                                  Three months ended                       Six months ended
                                                          ---------------------------------       ---------------------------------
                                                          June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2002
                                                          -------------       -------------       -------------       -------------
Net assets in liquidation                                 $ 100,959,333       $ 129,808,985       $ 194,833,341       $ 128,980,963

Interest income on notes receivable                           1,224,995           1,650,221           2,732,473           3,323,424
Interest expense on notes payable                               (63,374)           (179,978)           (121,958)           (385,940)
Changes in fair value of other trust
  assets and liabilities                                     (4,470,239)          2,736,793          (6,224,462)          2,097,574
Changes in fair value of estimated costs
  to complete liquidation                                          --              (504,959)               --              (504,959)
Distributions to holders of Class 3A and
  3B beneficial interests                                   (12,257,357)         (5,615,268)       (105,826,036)         (5,615,268)
                                                          -------------       -------------       -------------       -------------

Net assets in liquidation, June 30, 2003
  and June 30, 2002, respectively                         $  85,393,358       $ 127,895,794       $  85,393,358       $ 127,895,794
                                                          =============       =============       =============       =============


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

         THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $15.6 million for the three months ended June 30, 2003 as compared to approximately $1.9 million decrease for the three months ended June 30, 2002. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $1.2 million, (ii) interest expense for notes payable which decreased net assets by approximately $63,000, (iii) decrease in value of certain other trust assets which decreased net assets by approximately $4.5 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $12.2 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2002 include (i) interest income from notes receivable which increased net assets by approximately $1.7 million, (ii) interest expense for notes payable which decreased net assets by approximately $180,000, (iii) increase in value of certain other trust assets which increased net asset by approximately $2.7 million, (iv) increase in estimated costs to liquidate which decreased net assets by approximately $505,000 and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $5.6 million.

Interest income from notes receivable decreased in 2003 as compared to 2002 because of principal payments received. Interest expense on notes payable decreased from 2003 as compared 2002 because of principal payments made by the Trust. The changes in fair value of other trust assets in 2003 as compared to 2002 differed because of changes in the fair market value of assets and certain related liabilities due to pending or current sales offers, receipt of current information and actual operating results of the assets.

In the three months ended June 30, 2003, the Trust distributed approximately $12.2 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interests were valued at approximately $85.4 million at June 30, 2003 and $194.8 million at December 31, 2002.

         SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $109.4 million for the six months ended June 30, 2003 as compared to approximately $1.1 million decrease for the six months ended June 30, 2002. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the six months ended June 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $2.7 million, (ii) interest expense for notes payable which decreased net assets by approximately $122,000, (iii) decrease in value of certain other trust assets which decreased net assets by approximately $6.2 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $105.8 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the six months ended June 30, 2002 include (i) interest income from notes receivable which increased net assets by approximately $3.3 million, (ii) interest expense for notes payable which decreased net assets by approximately $386,000, (iii) increase in value of certain other trust assets which increased net asset by approximately $2.1 million, (iv) increase in estimated costs to liquidate which decreased net assets by approximately $505,000 and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $5.6 million.

Interest income from notes receivable decreased in 2003 as compared to 2002 because of principal payments received. Interest expense on notes payable decreased from 2003 as compared 2002 because of principal payments made by the Trust. The changes in fair value of other trust assets in 2003 as compared to 2002 differed because of changes in the fair market value of assets and certain related liabilities due to pending or current sales offers, receipt of current information and actual operating results of the assets.

In the six months ended June 30, 2003, the Trust distributed approximately $105.8 million to holders of Class 3A or 3B beneficial interests. These distributions were made principally from collections on Trust Assets and proceeds from litigation. The Class 3A and 3B beneficial interests were valued at approximately $85.4 million at June 30, 2003 and $194.8 million at December 31, 2002.

Non-cash trust assets at June 30, 2003 and December 31, 2002 were comprised of the following:

      NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE                              June 30, 2003           December 31, 2002
                                                                                          -------------           -----------------
Receivables, net                                                                          $ 50,634,451              $ 59,434,985
Other trust assets, net                                                                     41,891,950                46,149,276
Fair value of expected cash flows from settlement                                                                   $  6,594,000
                                                                                          ------------              ------------
TOTAL                                                                                     $ 92,526,401              $112,178,261
                                                                                          ============              ============

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At June 30, 2003 and June 30, 2002, the projected monthly cash flows were discounted at various rates to reflect the Trust Assets at estimated fair value.

The Trust's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidating basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, liquidation liabilities, resolution of disputed claims, estimates of liquidating costs to be incurred, resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The basis for making judgments about the fair values of assets and liquidation liabilities are not always readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         o Payables, accrued liabilities and notes payable are recorded based on expected cash outflows, which require estimates and assumptions relating to the timing of the payments and discount factors.

         o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.25% present value factor at June 30, 2003 and at December 31, 2002.

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


Item 4.    Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Trust's Liquidating Trustee (the Trust's principal executive officer) and Assistant to the Liquidating Trustee (the Trust's principal financial officer) have concluded that they have reasonable assurance of the effectiveness of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal quarter ended June 30, 2003, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

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

         The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. Trial for this action is scheduled to commence in early 2004.

Cook Charitable Trust Claim and Related Matters

         This claim arises out of the Sovereign Sherwood Crossing LLC venture in which Cook Charitable Trust and Sovereign Realty Advisors ("SRA") were shareholders. In 1999, BFA exercised its power as trustee of the Cook Charitable Trust ("CCT") to arrange for CCT to contribute $6.3 million in capital and substitute for a BFA subsidiary as a shareholder in the entity purchasing the Sherwood Crossing apartment complex. CCT alleges that, among other things, BFA breached its fiduciary duties to CCT by investing virtually the entire corpus of the trust in Sovereign Sherwood Crossing and by permitting SRA to receive a substantial equity stake in the entity without contributing any capital. CCT brought an arbitration proceeding against SRA, in which the Trust produced documents and witnesses. That case was settled in September 2002 with CCT buying out SRA's interest for $4 million, exclusive of approximately $1.1 million in prior distributions to SRA. CCT sought to recoup its payments to SRA in its claim against BFA. The Trust has settled this claim and as of June 30, 2003 no liability remains outstanding.

W.H.H.C.

         The Trust holds a note receivable from W.H.H.C. in an outstanding amount of approximately $2 million dollars. The Trust through this note holds a mortgage on approximately 70 acres of real property located in Maricopa County, Arizona. Additionally, the Trust has recourse against one of the partners of the partnership. All remaining partners have previously paid the Trust cash payments in exchange for release of their of personal recourse liability.

         A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the partnership and the one remaining liable partner. No answers have yet been filed.

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

William Blair

         In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). Mr. Blair then filed a petition for bankruptcy relief under Chapter 11 to frustrate the collection efforts of the Trust. Separately, Fidelity Title (the "TITLE COMPANY"), the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third party buyers without lien releases, filed its own lawsuit in a different jurisdiction, seeking a variety of legal and equitable relief.

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

         The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regards to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his Trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. Additionally the court awarded the Trust legal fees in the amount of $54,931.00 and costs of $1,279.20. The Trust now has successfully litigated and received judgments on the two state court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cramdown plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust.

         With regard to the remaining action against the Title Company defendants, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots) The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Trust is currently considering filing a Motion for Reconsideration, or in the alternative, an appeal.

Disputed Proofs of Claims

         A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2003 all of these claims have been resolved and paid in full if any amount was due.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 13, 2003                        BFA LIQUIDATION TRUST

                                             By:      /s/ Clifton R. Jessup, Jr.
                                             Name:    Clifton R. Jessup, Jr.
                                             Title:   Liquidating Trustee