Form 10-Q
period 2003-09-30
BFA LIQUIDATION TRUST
filed 2003-11-14
CIK 1140513

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act |_| Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 12, 2003, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                              September 30, 2003      December 31, 2002
                                                                              -----------------------------------------
           ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE

Cash and cash equivalents                                                       $ 7,591,238              $  2,254,806
Receivables, net (note 2)                                                         6,004,504                59,434,985
Other trust assets, net (notes 3 and 8)                                          41,926,027                46,149,276
Restricted cash and cash equivalents                                              1,772,801                 6,631,801
Fair value of expected cash flows from settlements (note 4)                       4,864,311               188,478,673
                                                                              -----------------------------------------

      TOTAL ASSETS                                                               62,158,881               302,949,541
                                                                              -----------------------------------------

                    LIABILITIES IN LIQUIDATION

Accounts Payable and accrued liabilities                                          1,022,044                 3,071,617
Notes payable (note 5)                                                                 --                   4,126,217
Estimated costs to complete liquidation and litigation (note 6)                   5,061,437                 6,679,030
Settlement liability (note 7)                                                     4,984,667                94,239,336
                                                                              -----------------------------------------

      TOTAL LIABILITIES                                                          11,068,148               108,116,200
                                                                              -----------------------------------------

Commitments and contingencies (note 9)

      NET ASSETS IN LIQUIDATION                                                 $51,090,733              $194,833,341
                                                                               ========================================

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
 Class "3A" Certificate,
   448,610,056 units outstanding, $.10 per unit at September 30,
   2003 and $.36 at December 31, 2002                                           $44,835,749              $162,294,947
 Class "3B" Certificate,
   137,246,636 units outstanding, $.05 per unit at September 30,
   2003 and $.24 at December 31, 2002                                             6,254,984                32,538,394
                                                                              -----------------------------------------

      TOTAL NET ASSETS                                                          $51,090,733              $194,833,341
                                                                               ========================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                   Three months ended
                                                                            ----------------------------------
                                                                             September 30,     September 30,
                                                                                  2003             2002
                                                                            ----------------------------------
Net assets in liquidation, July 1, 2003 and July 1, 2002, respectively           $85,393,358     $127,895,794

Interest income on notes receivable (note 2)                                         345,056        1,597,445
Interest expense on notes payable (note 5)                                          (12,215)        (113,311)
Changes in fair value of other trust assets and liabilities (note 8)               4,528,147        1,051,265
Changes in fair value of estimated costs to complete liquidation (note 6)        (1,139,534)        (829,951)
Distributions to holders of Class 3A and 3B beneficial interests                (38,024,079)      (9,005,705)
                                                                            ----------------------------------
Net assets in liquidation, September 30, 2003 and September 30, 2002,
respectively                                                                     $51,090,733     $120,595,537
                                                                            ==================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                            ----------------------------------
                                                                             September 30,     September 30,
                                                                                  2003             2002
                                                                            ----------------------------------
Net assets in liquidation, January 1, 2003 and January 1, 2002,
respectively                                                                    $194,833,341     $128,980,963

Interest income on notes receivable (note 2)                                       3,077,529        4,920,869
Interest expense on notes payable (note 5)                                         (134,173)        (499,251)
Changes in fair value of other trust assets and liabilities (note 8)             (1,696,315)        3,148,839
Changes in fair value of estimated costs to complete liquidation (note 6)        (1,139,534)      (1,334,910)
Distributions to holders of Class 3A and 3B beneficial interests               (143,850,115)     (14,620,973)
                                                                            ----------------------------------
Net assets in liquidation, September 30, 2003 and September 30, 2002,
respectively                                                                     $51,090,733     $120,595,537
                                                                            ==================================

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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets will be grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five
(5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust.

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

The Trust has a wholly-owned subsidiary to assist in liquidating the assets, NAS, an Arizona limited liability company. NAS was formed on the Effective Date, and the Trust is the sole member of that company. The Trust is able to direct NAS to take any actions that the Liquidating Trustee believes will maximize the value of the assets held by NAS. The Trust transferred substantially all of its assets to NAS, which NAS is currently marketing for sale. NAS is not permitted to sell any assets or take any other action unless so directed by the Trust. Collectively, the Trust and NAS are referred to as the "Trust".

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2002 and for the fiscal years ended December 31, 2002 and December 31, 2001 included in the Trust's Form 10 -K as filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2003 may not be indicative of the future results for the entire year 2003.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a 4.00% present value factor at September 30, 2003 and a 4.25% factor at December 31, 2002. These costs, which include personnel, facilities, Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 6 and 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial  Accounting  Standards  Board (FASB) issued SFAS No.
143,"Accounting  for  Asset  Retirement  Obligations."  SFAS No.  143  addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and we expect that the adoption will not have a material impact on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains the fundamental provisions of existing accounting principles generally accepted in the United States with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, ""Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also provides additional guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used in determining whether recognition of a long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and our adoption of it did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In April 2002, the FASB issued SFAS No. 145, ""Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, ""Reporting Gains and Losses from Extinguishment of Debt," and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the criteria for such treatment, as outlined in APB Opinion No. 30, ""Reporting the Results of Operations I Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item in the reported financial results that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 was effective beginning after May 15, 2002, and our adoption of it did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In June 2002, the FASB issued SFAS No. 146, ""Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, ""Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that we initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In November 2002, the FASB issued Interpretation (FIN) No. 45, ""Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, ""Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS No. 123, ""Accounting for Stock-Based Compensation I An Amendment of SFAS No. 123." Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, ""Interim Financial Reporting," to require disclosure in the summary of significant accounting policies or the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Our adoption of this pronouncement did not have a material impact on our consolidated financial statements or disclosures.

In January 2003, the FASB issued FIN No. 46, ""Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (""variable interest entities" or ""VIEs") and how to determine when and which business enterprise should consolidate the VIE (the ""primary beneficiary"). In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In April 2003, the FASB issued SFAS No. 149, ""Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, ""Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, ""Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements or disclosures.

2. RECEIVABLES, NET

At September 30, 2003, receivables consisted primarily of various note receivables related to land contracts, mortgage notes receivable and various other commercial receivables most of which are collateralized by real estate. At December 31, 2002 receivables consisted primarily of a note receivable from Shea Homes, Inc. ("SHEA") of $53.0 million. At December 31, 2002, the note receivable from Shea is collateralized by a master planned community, and the remaining other receivables relate to land contracts, mortgage notes receivable and various other commercial receivables. During July 2003 the Shea note receivable was paid in full.

The following is a summary of gross cash flows and related valuation allowances at:

                                                                      September 30, 2003      December 31, 2002
                                                                    --------------------------------------------
Total gross future cash flows from notes receivable                          $42,769,209           $138,853,065
Collectibility discount                                                     (36,220,700)           (69,241,041)
Present value discount (8-9%)                                                  (544,005)           (10,177,039)
                                                                    --------------------------------------------
Net receivables                                                               $6,004,504            $59,434,985
                                                                    ============================================

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

Other trust assets consist of the following:

                                                                     September 30, 2003      December 31, 2002
                                                                  ---------------------------------------------
Real estate assets and partnerships, net                                    $39,399,388            $43,601,619
Investments in other operating companies, net                                 5,300,332              5,007,029
Other assets, net                                                               594,157                696,956
                                                                  ---------------------------------------------
Future value of other trust assets                                           45,293,877             49,305,604
Present value discount (various rates)                                      (3,367,850)            (3,156,328)
                                                                  ---------------------------------------------
Other trust assets value                                                    $41,926,027            $46,149,276
                                                                  =============================================

4. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at September 30, 2003 primarily consist of the net proceeds from the settlement with National Union Fire Insurance Company of Pittsburgh, PA ("NATIONAL UNION") in regards to insurance claims of the Debtors against former officers and directors. The National Union settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT") and Bankruptcy Court approved the settlement on October 17 and 21, 2003, respectively. The National Union Settlement will become final pending the expiration of the 30-day appeal period on November 17, 2003. As of the date of this filing no appeals have been filed. In addition to the National Union net settlement proceeds there is approximately $1.7 million in litigation proceeds that was derived from the sale of assets received as part of the litigation settlements with Jalma W. and Carole Hunsinger and their affiliates.

Settlement proceeds at December 31, 2002 primarily consist of net proceeds from Arthur Andersen ("AA"). The AA settlement consists of gross proceeds of $217 million less legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million for a net amount of approximately $180.1 million. Both the Superior Court and Bankruptcy Court approved the settlement on September 13, 2002. Interest of approximately $1.1 million was earned on the cash balances held by the Trust for the AA settlement at December 31, 2002 and is reflected in these financial statements. On December 27, 2002, the Trust distributed $6.5 million of the AA settlement to the Class 3A and 3B beneficial interest holders of the Trust and class action members in accordance with the court approved plan of allocation. At December 31, 2002, approximately $174.7 million representing both the Trust and class action share of the AA settlement proceeds remained to be distributed. In addition to the AA settlement, the Trust and class action were able to reach settlements with Henry & Horne, P.L.C., Nelson Lambson & Co., P.L.C., E. A. and Rebecca Kuhn, Jalma W. and Carole Hunsinger and their affiliates, The Arizona Southern Baptist Convention and affiliated entities, Harold D. and Stephanie B. Friend their affiliated entities and L. Dwain Hoover, Beva J. Hoover, D. Hoover & Associates and the D. Hoover & Associates Investments, Inc. Retirement Trust. These settlements aggregately total approximately $15.3 million less discounts and consist of cash and other real property. Litigation expenses related to these settlements total approximately $1.6 million for a net amount of approximately $13.7 million.

The court approved plan of allocation states that the Trust is allocated 50% of the proceeds and that the class action is allocated the remaining 50% of the proceeds. On January 23, 2003, the remaining AA settlement funds of $174.7 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. On March 24, 2003 the cash proceeds received from the other litigation settlements of $7.1 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. The remaining non-cash assets of $6.6 million received as part of these additional settlements has been reclassified to the appropriate asset classification and are being sold in accordance with the liquidation plan. Any funds received from the sale of litigation assets has been separated from operating cash and will be distributed per the court approved plan of allocation.

5. NOTES PAYABLE

At September 30, 2003 the Trust had no outstanding notes payable. The final note payable was paid in full during July 2003.

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

At December 31, 2002, aggregate debt maturities including interest were as follows:

                                                      2003      $1,425,715
                                                      2004       1,223,206
                                                      2005       1,297,153
                                                      2006           6,577
                                                      2007          15,424
                                                Thereafter         644,241
                                                            ---------------
                                                                 4,612,316
                   Less present value discount (6.75%-12%)       (486,099)
                                                            ---------------
                                             Notes payable     $4,126,217
                                                            ===============

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $5,061,437 at September 30, 2003 and $6,679,030 at December 31, 2002 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a 4.00% present value factor at September 30, 2003 and a 4.25% present value factor at December 31, 2002. These costs, which include personnel, facilities, Trustee and Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. SETTLEMENT LIABILITY

The settlement liability at September 30, 2003 represents the class action's 50% portion of the settlement proceeds and assets from National Union, Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in fair value of expected cashflows from settlements of approximately $4.9 million, receivables of approximately $200,000 and other trust assets of approximately $350,000. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

8. CHANGES IN OTHER TRUST ASSETS

During the three months ended September 30, 2003, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $4.5 million increase in other trust assets. Included in actual operating results are sales of approximately $2.0 million for the sale of property at Ironwood and Southern and parcels from ASC San Antonio.

During the three months ended September 30, 2002, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.0 million increase in other trust assets. Included in actual operating results are sales of approximately $5.7 million for the sale of various lots and parcels from Rancho Vistoso and Westside Property and the sale of the Document Technologies assets.

During the nine months ended September 30, 2003, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.7 million decrease in other trust assets. Included in actual operating results are sales of approximately $6.6 million for the sale of the Park at Juniper Ridge, property in Casa Grande, property at Ironwood and Southern and various other lots and parcels from ASC San Antonio and Westside Property.

During the nine months ended September 30, 2002, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $3.1 million increase in other trust assets. Included in actual operating results are sales of approximately $9.1 million for the sale of various lots and parcels from Coyote Lakes, Rancho Vistoso, Show Low Country Club and Westside Property and the sale of the Document Technologies assets.

9. COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2003 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors. The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. During this discovery process the Trust and class action were able to reach a settlement with the defendant's and Debtors' insurance carrier, National Union, in the gross amount of $3.75 million. The settlement calls for the Trust to dismiss its cases against Messrs. Crotts and Grabinski. The settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court and Bankruptcy Court approved the settlement on October 17, 2003 and October 21, 2003, respectively (See note 4). The National Union Settlement will become final pending the expiration of the 30-day appeal period on November 17, 2003. As of the date of this filing no appeals have been filed.

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

In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regards to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both

Mr. Blair and his Trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the state court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two state court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cramdown plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. An amount equal to approximately $138,000 has been recorded in the accompanying consolidated financial statements related to this contingent asset.

The Trust holds a note receivable in an outstanding amount of approximately $2 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements. Additionally, the Trust has recourse against one of the partners of the partnership. The Trust Board has recently agreed to a proposal to release the one remaining individual partner for receipt of the sum of $50,000 cash. This proposal is subject to court approval. All remaining partners have previously paid the Trust cash payments in exchange for release of their of personal recourse liability. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the partnership. No answers have been filed. No amount has been recorded in the accompanying consolidated financial statements related to future amounts from a judgement or partner not yet received from this contingent asset.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

10. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended September 30, 2003 and September 30, 2002, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $46.5 and $20.3 million respectively, consisting of the following:

                                                                       Three months ended
                                                        --------------------------------------------------
                                                               September 30, 2003       September 30, 2002
                                                        --------------------------------------------------
Notes receivable                                                      $45,446,512              $9,988,630
Cash flows from other trust assets                                      1,096,911              10,275,216
                                                        --------------------------------------------------
                                                                      $46,543,423             $20,263,846
                                                        ==================================================

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $40.9 and $13.1 million as follows:

                                                                        Three months ended
                                                         --------------------------------------------------
                                                               September 30, 2003      September 30, 2002
                                                         --------------------------------------------------
Trust operations                                                       $(419,306)             $(1,553,705)
Payables & class 5 creditors                                                    -                (155,701)
Payments to secured notes payables                                    (2,167,328)              (2,395,998)
Distributions to 3A and 3B                                           (38,360,670)              (9,005,705)
                                                         --------------------------------------------------
                                                                    $(40,947,304)            $(13,111,109)
                                                         ==================================================

For the nine months ended September 30, 2003 and September 30, 2002, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $245.9 and $35.5 million respectively, consisting of the following:

                                                                        Nine months ended
                                                        --------------------------------------------------
                                                           September 30, 2003       September 30, 2002
                                                        --------------------------------------------------
Notes receivable                                                      $55,595,428             $17,830,262
Cash flows from other trust assets                                    190,313,776              17,710,070
                                                        --------------------------------------------------
                                                                     $245,909,204             $35,540,332
                                                        ==================================================

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $240.6 and $28.6 million as follows:

                                                                         Nine months ended
                                                         --------------------------------------------------
                                                            September 30, 2003      September 30, 2002
                                                         --------------------------------------------------
Trust operations                                                     $(2,585,221)             $(6,469,771)
Payables & class 5 creditors                                          (2,324,633)              (4,701,221)
Payments to secured notes payables                                    (4,126,217)              (2,856,634)
Distributions to 3A and 3B                                          (231,536,706)             (14,620,972)
                                                         --------------------------------------------------
                                                                   $(240,572,777)            $(28,648,598)
                                                         ==================================================

11. SUBSEQUENT EVENTS

On October 15, 2003 the Trust distributed approximately $12.5 million to the holders of Class 3A and 3B beneficial interests.

On October 29 and 31, 2003 the Trust sold two pieces of real estate for the gross aggregate amount of $5.7 million in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The historical financial data presented below for the three and nine months ended September 30, 2003 and September 30, 2002 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the notes below and the consolidated financial statements and related notes included in Item 1.

                                                   Three months ended                       Nine months ended
                                            ---------------------------------       ----------------------------------
                                             September 30,    September 30,           September 30,    September 30,
                                                 2003             2002                    2003              2002
                                            ---------------------------------       ----------------------------------
Net assets in liquidation                       $85,393,358     $127,895,794             $194,833,341    $128,980,963

Interest income on notes receivable                 345,056        1,597,445                3,077,529       4,920,869
Interest expense on notes payable                  (12,215)        (113,311)                (134,173)       (499,251)
Changes in fair value of other trust
assets and liabilities                            4,528,147        1,051,265              (1,696,315)       3,148,839
Changes in fair value of estimated costs
to complete liquidation                         (1,139,534)        (829,951)              (1,139,534)     (1,334,910)
Distributions to holders of Class 3A and
3B beneficial interests                        (38,024,079)      (9,005,705)            (143,850,115)    (14,620,973)
                                            ---------------------------------       ----------------------------------
Net assets in liquidation, September 30,
2003 and September 30, 2002, respectively       $51,090,733     $120,595,537              $51,090,733    $120,595,537
                                            =================================       ==================================

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

         THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $34.3 million for the three months ended September 30, 2003 as compared to approximately $7.3 million decrease for the three months ended September 30, 2002. Factors which contributed to the majority of the net decrease of the net asset value of the Trust's net assets for the three months ended September 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $345,000, (ii) interest expense for notes payable which decreased net assets by approximately $12,000, (iii) increase in value of certain other trust assets which decreased net assets by approximately $4.5 million, (iv) increase in value of estimated costs to liquidate which increased net assets by approximately $1.1 million and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $38.0 million. Factors which contributed to the majority of the net decrease of the net asset value of the Trust's net assets for the three months ended  September  30,
2002 include (i) interest income from notes receivable which increased net assets by approximately $1.6 million, (ii) interest expense for notes payable which decreased net assets by approximately $113,000, (iii) increase in value of certain other trust assets which increased net asset by approximately $1.0 million, (iv) increase in estimated costs to liquidate which decreased net assets by approximately $830,000 and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $9.0 million.

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

In the three months ended September 30, 2003, the Trust distributed approximately $38.0 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interests were valued at approximately $50.9 million at September 30, 2003 and $129.8 million at December 31, 2002.

         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $143.7 million for the nine months ended September 30, 2003 as compared to approximately $8.4 million decrease for the nine months ended September 30, 2002. Factors which contributed to the majority of the net decrease of the net asset value of the Trust's net assets for the nine months ended September 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $3.1 million, (ii) interest expense for notes payable which decreased net assets by approximately $135,000, (iii) decrease in value of certain other trust assets which decreased net assets by approximately $1.7 million, (iv) increase in value of estimated costs to liquidate which decreased net assets by approximately $1.1 million and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $144.0 million. Factors which contributed to the majority of the net decrease of the net asset value of the Trust's net assets for the nine months ended September 30, 2002 include (i) interest income from notes receivable which increased net assets by approximately $4.9 million, (ii) interest expense for notes payable which decreased net assets by approximately $499,000, (iii) increase in value of certain other trust assets which increased net asset by approximately $3.1 million, (iv) increase in estimated costs to liquidate which decreased net assets by approximately $1.3 million and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $14.6 million.

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

In the nine months ended September 30, 2003, the Trust distributed approximately $144.0 million to holders of Class 3A or 3B beneficial interests. These distributions were made principally from collections on Trust Assets and proceeds from litigation. The Class 3A and 3B beneficial interests were valued at approximately $50.9 million at September 30, 2003 and $129.8 million at December 31, 2002.

Non-cash trust assets at September 30, 2003 and December 31, 2002 were comprised of the following:

  NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE      September 30, 2003         December 31, 2002
                                                            ------------------------    ---------------------
Receivables, net                                                         $6,004,504              $59,434,985
Other trust assets, net                                                  41,926,027               46,149,276
Fair value of expected cash flows from settlement                                 -               $6,594,000
                                                            ------------------------    ---------------------
TOTAL                                                                   $47,930,531             $112,178,261
                                                            ========================    =====================

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At September 30, 2003 and September 30, 2002, the projected monthly cash flows were discounted at various rates to reflect the Trust Assets at estimated fair value.

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

      o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.00% present value factor at September 30, 2003 and a 4.25% present value factor at December 31, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial  Accounting  Standards  Board (FASB) issued SFAS No.
143,"Accounting  for  Asset  Retirement  Obligations."  SFAS No.  143  addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and we expect that the adoption will not have a material impact on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains the fundamental provisions of existing accounting principles generally accepted in the United States with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, ""Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also provides additional guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used in determining whether recognition of a long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and our adoption of it did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In April 2002, the FASB issued SFAS No. 145, ""Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, ""Reporting Gains and Losses from Extinguishment of Debt," and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the criteria for such treatment, as outlined in APB Opinion No. 30, ""Reporting the Results of Operations I Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item in the reported financial results that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 was effective beginning after May 15, 2002, and our adoption of it did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In June 2002, the FASB issued SFAS No. 146, ""Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, ""Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that we initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In November 2002, the FASB issued Interpretation (FIN) No. 45, ""Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, ""Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS No. 123, ""Accounting for Stock-Based Compensation I An Amendment of SFAS No. 123." Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, ""Interim Financial Reporting," to require disclosure in the summary of significant accounting policies or the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Our adoption of this pronouncement did not have a material impact on our consolidated financial statements or disclosures.

In January 2003, the FASB issued FIN No. 46, ""Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (""variable interest entities" or ""VIEs") and how to determine when and which business enterprise should consolidate the VIE (the ""primary beneficiary"). In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In April 2003, the FASB issued SFAS No. 149, ""Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, ""Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, ""Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements or disclosures.

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal quarter ended September 30, 2003, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

      The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. During this discovery process the Trust and class action was able to reach a settlement with the defendant's and Debtors' insurance carrier, National Union, in the gross amount of $3.75 million. The settlement calls for the Trust to dismiss its cases against Messrs. Crotts and Grabinski. The settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court and Bankruptcy Court approved the settlement on October 17, 2003 and October 21, 2003, respectively. The National Union Settlement will become final pending the expiration of the 30-day appeal period on November 17, 2003. As of the date of this filing no appeals have been filed.

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

W.H.H.C.

      The Trust holds a note receivable from W.H.H.C. in an outstanding amount of approximately $2 million dollars. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa

County, Arizona. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements. Additionally, the Trust has recourse against one of the partners of the partnership. The Trust Board has recently agreed to a proposal to release the one remaining individual partner for receipt of the sum of $50,000 cash. This proposal is subject to court approval. All remaining partners have previously paid the Trust cash payments in exchange for release of their of personal recourse liability. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the partnership. No answers have been filed. No amount has been recorded in the accompanying consolidated financial statements related to future amounts from a judgment or partner not yet received from this contingent asset.

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

      The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regards to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his Trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. Additionally the court awarded the Trust legal fees in the amount of $54,931.00 and costs of $1,279.20. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the state court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two state court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cramdown plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust.

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

Disputed Proofs of Claims

      A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2003 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 13, 2003            BFA LIQUIDATION TRUST


                                   By:      /s/ Clifton R. Jessup, Jr.
                                   Name:    Clifton R. Jessup, Jr.
                                   Title:   Liquidating Trustee