Form 10-K
period 2003-12-31
BFA LIQUIDATION TRUST
filed 2004-03-30
CIK 1140513

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 29, 2004, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

                                     PART I

Item 1.  Business.                                                             1

Item 2.  Properties.                                                           2

Item 3.  Legal Proceedings.                                                    2

Item 4.  Submission of Matters to a Vote of Security Holders.                  6

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters 6

Item 6.  Selected Financial Data.                                              6

Item 7.  Management's  Discussion and Analysis of Financial  Condition
         and Results of Operation.                                             7

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.          11

Item 8.  Financial Statements and Supplementary Data.                         12

Item 9.  Changes in and  Disagreements  with  Accountants on Accounting
         and Financial Disclosure.                                            27

Item 9A. Controls and Procedures.                                             27

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.                  28

Item 11. Executive Compensation.                                              29

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.                          30

Item 13. Certain Relationships and Related Transactions.                      32

Item 14. Principal Accounting Fees and Services.                              32

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.     32

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

Pursuant to the Plan, a liquidating trustee (the "LIQUIDATING TRUSTEE") and a liquidating trust board (the "LIQUIDATING TRUST BOARD") have been appointed to oversee the liquidation of the Trust Assets. Currently, the Liquidating Trustee and the Liquidating Trust Board are overseeing the liquidation of the Trust Assets ensuring that such liquidation is conducted in a cost-effective manner and in a reasonable time, with due regard for the risk that undue haste may minimize the liquidation proceeds of a particular Trust Asset. In addition, the Liquidating Trustee and the Liquidating Trust Board are using best efforts to make timely distributions and to minimize the duration of the Trust. In overseeing the selling of the Trust Assets, the Liquidating Trustee and the Liquidating Trust Board are using best efforts to maximize the amount of the proceeds derived there from. The liquidation of the Trust Assets may be accomplished either through the prosecution, compromise and settlement, abandonment or dismissal of any or all claims, rights or causes of action, or otherwise subject to the terms of the Plan.

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

Availability of SEC Reports

The Trust' s website address is www.bfalt.org. The Trust makes available free of charge through its internet website or mail, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after the Trust electronically files such material with or furnishes it to the SEC. Materials posted on the Trust' s website are not incorporated by reference into this annual report on Form 10-K.

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

         - Jalma Hunsinger and Affiliates: Mr. Hunsinger served as the nominal head of A.L.O., Inc. ("ALO"), another purportedly unrelated entity with which BFA engaged in numerous real estate transactions. Similar to the EVIG matter, the Trust alleged that ALO was actually controlled by BFA, and was used for the purpose of hiding losses incurred from non-performing assets through bogus sale transactions. As in the case of EVIG, BFA funded these bogus sales through a series of swirl transactions which perpetuated the fraud.

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

         An agreement to (i) settle both adversary proceedings against Hoover, and (ii) resolve the claims against Harold Friend and affiliates, Edgar Allen Kuhn, Jalma Hunsinger and affiliates, ASBC, and Nelson Lambson and Henry & Horne, was reached in December 2002 for an aggregate settlement of $16.5 million in cash and real property. In addition, each of the settling parties agreed to waive all claims totaling $37.0 million filed against BFA with the Bankruptcy Court. Also as part of the settlement, Mr. Hoover agreed to drop an appeal he had filed with respect to the Bankruptcy Court's approval of the AA settlement clearing the way for distribution of these funds on January 23, 2003. The cash portions of these settlements were distributed during 2003.

Crotts and Grabinski

         During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors. The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. During this discovery process the Trust and class action were able to reach a settlement with the defendant's and Debtors' insurance carrier, National Union, in the gross amount of $3.75 million. The settlement calls for the Trust to dismiss its cases against Messrs. Crotts and Grabinski. The settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court and Bankruptcy Court approved the settlement on October 17, 2003 and October 21, 2003, respectively. The National Union Settlement became final and the funds were distributed on December 19, 2003.

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

Phoebus Communications

         With respect to loans that BFA made to Gail Arnall (William Crotts' sister) and her company, Phoebus Communications, the Trust brought suit on delinquent promissory notes made by Phoebus Communications and Ms. Arnall. Judgment was obtained against Phoebus Communications, Ms. Arnall and her ex-husband in an amount of approximately $175,000 (the full amount of the debt plus all attorneys' fees and pre- and post-judgment interest). In 2002 the defendants filed a motion to set aside the default judgment on grounds that they had inadequate notice. That motion was denied on January 9, 2003. Enforcement proceedings were initiated in 2002 in Maryland, where Phoebus is located, and the court denied a motion to dismiss or stay those proceedings on January 10, 2003. In March, 2003 the Trust approved a settlement of $ 140,000 in satisfaction of the judgment and according to the terms of the settlement received payment.

Chaparral Pines

         In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement must now be signed by both parties and approved by the Superior Court to become final. The Trust has recorded this asset in its fair value of expected cash flows from settlements net of various discounts at December 31, 2003.

William Blair

         In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets have been distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust is appealing both rulings made by the Bankruptcy Court relating to the Title Company matters.

W.H.H.C

The Trust holds a note receivable in an outstanding amount of approximately $2 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona as a partial payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. Two (2) of the defendants have made a claim in the form of an affirmative defense, that the Trust has filed a wrongful claim against the real property. Three (3) of the defendants have now filed answers. The remaining four
(4) defendants claim no interest in the real property. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements.

Glen Crotts

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two claims seek to recover monies owed in excess of $750,000 on two promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to mediation, which is scheduled to start on May 3, 2004. No amount has been recorded in the accompanying consolidated financials statements related to these claims and counterclaims.

Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of December 31, 2003 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Item 4. Submission of Matters to a Vote of Security Holders.

The Trust has no outstanding voting securities and, thus, no matters were submitted to a vote of security holders during the year ended December 31, 2003.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

Class 3A and 3B beneficial interests are not listed or traded on a public exchange.

The  following  is a schedule  of cash  distributions  NET OF  DISPUTED  ACCOUNT
RESERVES made to holders of Class 3A and 3B Trust beneficial interest holders and other classes for the years ending December 31, 2003 and December 31 ,2002:

                                                                       January 1, 2003 to       January 1, 2002 to
                                                                       December 31, 2003        December 31, 2002
                                                                      ---------------------    ---------------------
Class 3A and 3B holders - Trust Asset proceeds                                 $75,750,000              $20,950,000
Class 3A and 3B holders - Trust's share of litigation proceeds (*)              93,470,000               12,250,000
All Other Class holders                                                          6,330,000                4,350,000
                                                                      ---------------------    ---------------------
Total Distributions                                                           $175,550,000              $37,550,000
                                                                      =====================    =====================

Note (*) - During 2003 the Trust distributed approximately $186.9 million in litigation proceeds. On December 27, 2002 the Trust distributed approximately $24.5 million in litigation proceeds. Per the court approved plan of allocation, 50% of these proceeds were allocated to the Trust and the remaining 50 % was distributed to the class action members. The amount detailed in this schedule reflects only the Trust's 50% share of these proceeds for 2003 and 2002.

Item 6. Selected Financial Data.

The selected historical financial data presented below for the year ended December 31, 2003, for the year ended December 31, 2002 and for the period from January 22, 2001 to December 31, 2001 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 8.

                                                                            January 1,       January 1,     January 22,
                                                                              2003 to         2002 to         2001 to
                                                                           December 31,     December 31,    December 31,
                                                                               2003             2002            2001
                                                                          ---------------- --------------- ---------------
Net Assets in liquidation, beginning                                       $ 194,833,341   $ 128,980,963   $ 171,414,559

Interest on notes receivable                                                   3,324,670       6,230,184       7,409,609
Interest on notes payable                                                       (120,579)       (564,192)     (1,057,361)
Changes in fair value of other trust assets and liabilities                   (2,023,541)     92,189,547      (1,705,848)
Changes in fair value of estimated costs to complete liquidation              (1,032,616)        675,351            --
Distributions to holders of Class 3A and 3B beneficial interests            (163,315,462)    (32,678,512)    (47,079,996)
                                                                           -------------   -------------   -------------
Net assets in liquidation, ending                                          $  31,665,813   $ 194,833,341   $ 128,980,963
                                                                           =============   =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business," and elsewhere in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

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

                FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO

                        THE YEAR ENDED DECEMBER 31, 2002

The estimated fair value of the Trust's net assets in liquidation decreased approximately $163.2 million for the year ended December 31, 2003 as compared to an approximately $65.9 million increase for the year ended December 31, 2002. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the year ended December 31, 2003 include (i) interest income from notes receivables which increased net assets by approximately $3.3 million, (ii) interest expense for notes payable which decreased net assets by approximately $121,000, (iii) a decrease in the value of certain other trust assets which decreased net assets by approximately $2.0 million, (iv) increase in estimated costs to liquidate which decreased net assets by approximately $1.0 million and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $163.3 million. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the year ended December 31, 2002 include (i) interest income from notes receivables which increased net assets by approximately $6.2 million, (ii) interest expense for notes payable which decreased net assets by approximately $564,000, (iii) appreciation in value of certain other trust assets including litigation proceeds and related settlement liability which increased net assets by approximately $92.2 million, (iv) a decrease in estimated costs to liquidate which increased net assets by approximately $675,000 and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $32.7 million.

Interest income from notes receivable decreased in 2003 as compared to 2002 because of principal payments received. Interest expense on notes payable decreased from 2003 as compared 2002 because of principal payments made by the Trust during 2003. The changes in fair value of other trust assets in 2003 as compared to 2002 changed because of the changes in the fair market value of assets and certain related liabilities. The primary change in the fair value of other trust assets in 2002 was related to the settlement liability account, which was reduced in 2002 because of the approval by the courts of an allocation agreement whereby the Trust recognized only 50% of the litigation proceeds, as compared to prior periods where the settlement liability was recorded at 100% due to the substantial uncertainty as to the approval of the allocation process. The changes in the estimated costs to complete liquidation in 2003 were the result of a revised budget for the final years of the Trust.

In 2003, the Trust distributed approximately $163.3 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Trust distributed an additional approximately $93.5 million of litigation proceeds during 2003 (which represented the class action's share of such litigation proceeds) to holders of Class 3A or 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $31.7 million at December 31, 2003.

In 2002, the Trust distributed approximately $32.7 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Trust distributed an additional approximately $12.25 million of litigation proceeds during 2002 (which represented the class action's share of such litigation proceeds) to holders of Class 3A or 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $194.8 million at December 31, 2002.

                FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO

        THE PERIOD FROM JANUARY 22, 2001 (INCEPTION) TO DECEMBER 31, 2001

The estimated fair value of the Trust's net assets in liquidation increased approximately $65.9 million in the year ended December 31, 2002 as compared to approximately $42.4 million decrease for the period of January 22, 2001 (inception) to December 31, 2001. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the year ended December 31, 2002 include (i) interest income from notes receivables which increased net assets by approximately $6.2 million, (ii) interest expense for notes payable which decreased net assets by approximately $564,000, (iii) an appreciation in the value of certain other trust assets including litigation proceeds and related settlement liability which increased net assets by approximately $92.2 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $32.7 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the period from January 22, 2001 to December 31, 2001 include (i) interest income from notes receivable which increased net assets by approximately $7.4 million, (ii) interest expense for notes payable which decreased net assets by approximately $1 million, (iii) an appreciation in the value of certain other trust assets which increased net asset by approximately $1.7 million, (iv) a decrease in estimated costs to liquidate which increased net assets by approximately $675,000 and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $47.1 million.

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

In 2002, the Trust distributed approximately $32.7 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Trust distributed an additional approximately $12.25 million of litigation proceeds during 2002 (which represented the class action's share of such litigation proceeds) to holders of Class 3A or 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $194.8 million at December 31, 2002.

For the period from January 22, 2001 (inception) to December 31, 2001, the Trust distributed approximately $47.1 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets in 2001 and January 22, 2001 cash balances. The Class 3A and 3B beneficial interests were valued at approximately $129.0 million at December 31, 2001.

Non-cash trust assets at December 31, 2003 and December 31, 2002 were comprised of the following:

             NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE

                                                                         December 31,          December 31,
                                                                             2003                  2002
                                                                       ----------------     -----------------
Receivables, net                                                            $4,190,921           $59,434,985
Other trust assets, net                                                     27,746,115            46,149,276
Fair value of expected cash flows from settlements                             420,750             6,594,000
                                                                       ----------------     -----------------
TOTAL ASSETS                                                               $32,357,786          $112,178,261
                                                                       ================     =================

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At December 31, 2003 and December 31, 2002, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.00% present value factor at December 31, 2003 and a 4.25% present value factor at December 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that we initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS No. 123, ""Accounting for Stock-Based Compensation I An Amendment of SFAS No. 123." Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies or the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Our adoption of this pronouncement did not have a material impact on our consolidated financial statements or disclosures.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (""variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements or disclosures.

The following table sets forth, as of December 31, 2003, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

                                                                Payments Due by Period

                Total                    Less than 1 Year      2-3 Years       4-5 Years      After 5 Years
                -----                    ----------------      ---------       ---------      -------------
Operating Leases                               $41,064          $41,064          $ -              $ -
                                        -------------------------------------------------------------------
Total Contractual Commitments                  $41,064          $41,064          $ -              $ -
                                        ===================================================================

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trusts principal exposure to risk relates to interest rate risk, credit risk and market risk associated with the types of assets being sold. An adverse change in interest rates would not have a material adverse impact on the Trust's operations or net assets. Adverse changes in credit or market risk could have a material adverse affect of the Trust's operations and net assets. The Trust has attempted to minimize this risk by discounting the Trust Assets based on the asset's exposure to credit or market risk and historical experiences of the asset.

                  [Remainder of Page Intentionally Left Blank]

Item 8. Financial Statements and Supplementary Data.

                         Report of Independent Auditors

To the Liquidating Trustee, Board of Directors
And holders of the beneficial interests of the BFA Liquidation Trust:

We have audited the accompanying consolidated statements of net assets in liquidation of BFA Liquidation Trust and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of changes in net assets in liquidation for each of the years ended December 31, 2003 and 2002, and for the period from January 22, 2001 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of BFA
Liquidation Trust and its subsidiaries at December 31, 2003 and December 31, 2002, and the statements of changes in net assets in liquidation for each of the years ended December 31, 2003 and 2002 and for the period January 22, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

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

PricewaterhouseCoopers, LLP
Phoenix, Arizona
March 29, 2004

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                             December 31, 2003           December 31, 2002
                                                                             -----------------           -----------------
           ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE

Cash and cash equivalents (note 2)                                              $ 4,032,941                $  2,254,806
Receivables, net (note 3)                                                         4,190,921                  59,434,985
Other trust assets, net (note 4)                                                 27,746,115                  46,149,276
Restricted cash and cash equivalents (note 5)                                       630,884                   6,631,801
Fair value of expected cash flows from settlements (note 6)                         723,937                 188,478,673
                                                                                -----------                ------------

      TOTAL ASSETS                                                               37,324,798                 302,949,541
                                                                                -----------                ------------

                    LIABILITIES IN LIQUIDATION

Accounts Payable and accrued liabilities (note 7)                                 1,037,939                   3,071,617
Notes payable (note 8)                                                                 --                     4,126,217
Estimated costs to complete liquidation (note 9)                                  4,271,302                   6,679,030
Settlement liability (note 10)                                                      349,744                  94,239,336
                                                                                -----------                ------------
      TOTAL LIABILITIES                                                           5,658,985                 108,116,200
                                                                                -----------                ------------
Commitments and contingencies (note 13)

      NET ASSETS IN LIQUIDATION                                                 $31,665,813                $194,833,341
                                                                                ===========                ============

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:

Class "3A" Certificate, 448,610,056 units outstanding, $.06 per
   unit at December 31, 2003 and $.36 per unit at December 31, 2002             $26,949,857                $162,294,947

Class "3B" Certificate, 137,246,636 units outstanding, $.03 per
   unit at December 31, 2003 and $.24 per unit at December 31, 2002               4,715,956                  32,538,394
                                                                                -----------                ------------
      TOTAL NET ASSETS                                                          $31,665,813                $194,833,341
                                                                                ===========                ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                                           JANUARY 22,
                                                                  JANUARY 1,           JANUARY 1,             2001
                                                                    2003 -               2002 -           (INCEPTION) -
                                                                 DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                    2003                 2002                 2001
                                                                -------------        -------------        -------------
Net assets in liquidation, January 1, 2003, January 1,
2002 and January 22, 2001, respectively                         $ 194,833,341        $ 128,980,963        $ 171,414,559

Interest on notes receivable (note 3)                               3,324,670            6,230,184            7,409,609
Interest on notes payable (note 8)                                   (120,579)            (564,192)          (1,057,361)
Changes in fair value of other trust assets and
liabilities (notes 10 & 11)                                        (2,023,541)          92,189,547           (1,705,848)
Changes in fair value of estimated costs to complete
liquidation (note 9)                                               (1,032,616)             675,351                 --
Distributions to holders of Class 3A and 3B beneficial
interests (note 12)                                              (163,315,462)         (32,678,512)         (47,079,996)
                                                                -------------        -------------        -------------
Net assets in liquidation, December 31, 2003, December
31, 2002 and December 31, 2001, respectively                    $  31,665,813        $ 194,833,341        $ 128,980,963
                                                                =============        =============        =============

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2003 and December 31, 2002 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These audited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. At December 31, 2003 and December 31, 2002, substantially all cash balances were in excess of federally insured limits. In accordance with the terms of the Liquidating Trust Agreement, all cash balances are invested in "Eligible Institutions" and into "Eligible Investments" as defined by the Trust agreement. Restricted cash and cash equivalents represent reserves for disputed claims as required under the Plan and other pledged assets per prior written agreements.

TRUST ASSETS

The assets of the Trust are carried at estimated fair market values determined by discounting, at appropriate risk adjusted discount rates, the Trust's current best estimate of cash flows expected to be realized from the collection, liquidation and disposition of assets held by the Trust. Such assets consist principally of notes receivable, income producing real estate and interests in real estate, interests in partnerships and operating companies and miscellaneous other assets, receivables and assets from litigation and/or settlements. The estimates of the future cash flows and discount rates from which the asset values of the Trust were derived are updated quarterly and are made under the direction of the management of the Trust based upon information available and believed to be reliable. These estimates reflect significant judgments regarding assumptions, discount rates, timing of cash flows, market risk and allowable disputed claims. Because of the inherent uncertainty regarding the valuation of these assets there will likely be differences between actual results and the estimated fair values reflected in the accompanying consolidated financial statements and the differences may be material.

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

CONTINGENT LIABILITIES

Management does not believe that there will be any future material cash outflows as a result of any claims against the Trust, thus no amount is included in these accompanying consolidated financial statements (Note 13).

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.00% at December 31, 2003 and 4.25% at December 31, 2002. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 6 and 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

INCOME TAXES

For federal income tax purposes, the distribution/transfer of the Debtor's assets to the Trust on the Effective Date is treated as a distribution of these assets directly to the Beneficiaries. Each Beneficiary is deemed as owning a proportionate share of the Trust Assets and has a tax basis in such assets equal to such holder's share of the fair market value of such assets at the Effective Date. For tax purposes, any item of income or loss is allocated among the holders. Therefore, no provision has been made for income taxes in the accompanying consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that we initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a material effect on our consolidated statement of net assets in liquidation or statement of changes in net assets.

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation I An Amendment of SFAS No. 123." Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies or the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Our adoption of this pronouncement did not have a material impact on our consolidated financial statements or disclosures.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. Our adoption of this Interpretation is not expected to have a material impact on our consolidated financial statements or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting and disclosure requirements for certain financial instruments that, under previous guidance, could be classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements or disclosures.

2. CASH AND CASH EQUIVALENTS

The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. Cash and cash equivalents were $4,032,941 at December 31, 2003 and $2,254,806 at December 31, 2002.

3. RECEIVABLES, NET

At December 31, 2003, net receivables consisted primarily of an approximately $820,000 note from W.H.H.C., an approximately $1.3 million note from Clearly Waikoloa, approximately $1.4 million from various note receivables related to land contracts, and approximately $680,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate. At December 31, 2002 receivables consisted primarily of a note receivable from Shea Homes, Inc. ("SHEA") of $53.0 million. At December 31, 2002, the note receivable from Shea was collateralized by a master planned community, and the remaining other receivables relate to land contracts, mortgage notes receivable and various other commercial receivables. During July 2003 the Shea note receivable was paid in full.

The following is a summary of gross cash flows and related valuation allowances at:

                                                                     December 31, 2003      December 31, 2002
                                                                     -----------------      -----------------
Total gross future cash flows from notes receivable                    $ 42,870,365           $ 138,853,065
Collectibility discount                                                 (38,391,751)            (69,241,041)
Present value discount (8-9%)                                              (287,693)            (10,177,039)
                                                                       ------------           -------------
Net receivables                                                        $  4,190,921           $  59,434,985
                                                                       ============           =============

Some of the debtors are in default on their contractual obligations to the Trust. At this time management does not expect to receive future cash flows related to receivables in default and thus no amount is included in the above stated receivable amount. The Trust is aggressively pursuing collection of these debts by various means including, but not limited to, foreclosure and litigation, and recoveries from these actions, if any, could be material.

4. OTHER TRUST ASSETS, NET

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

Other trust assets consist of the following:

                                                                     December 31, 2003    December 31, 2002
                                                                     -----------------    -----------------
Real estate assets and partnerships, net                                $ 24,932,982         $ 51,151,619
Investments in other operating companies, net                              5,212,277            5,007,029
Other assets, net                                                            295,842              696,956
                                                                        ------------         ------------
Future value of other trust assets                                        30,441,101           56,855,604
Present value discount (various rates)                                    (2,694,986)         (10,706,328)
                                                                        ------------         ------------
Other trust assets value                                                $ 27,746,115         $ 46,149,276
                                                                        ============         ============

Real estate assets and partnership interests consist of the following at December 31, 2003

     o NEWLAND TFC LLC, a series of four distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders.

     o BLOOMINGTON BUILDINGS, two industrial grade buildings located in Bloomington, Indiana, which are part of the Bloomington Industrial Center. Building 3 offers 450,000 sq. ft., and Building 4 offers
         630,000 sq. ft. for a total of approximately 1,080,000 sq. ft. of industrial lease space.

     o VARIOUS OTHER REAL ESTATE ASSETS including approximately 8,000 acres of raw land, commercial buildings and commercial land and ground leases.

Investments in other non-public operating companies consist of ownership in a venture capital company.

Other assets consist principally of prepaid expenses and property, plant and equipment.

Real estate assets and partnership interests consist of the following at December 31, 2002:

     o NEWLAND TFC LLC, a series of four distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders.

     o STILLWATERS, a 2,200-acre resort community, situated on Lake Martin in Dadeville, Alabama. It offers 36 holes of golf, a golf clubhouse with a restaurant for casual dining, a marina, hiking trails and a lakeside conference center with a restaurant for an upscale casual dining experience. StillWaters offers golf course lots with upscale homes, executive cottages, cabins, condominiums and undeveloped commercial and residential real estate.

     o BLOOMINGTON BUILDINGS, two industrial grade buildings located in Bloomington, Indiana, which are part of the Bloomington Industrial Center. Building 3 offers 450,000 sq. ft., and Building 4 offers
         630,000 sq. ft. for a total of approximately 1,080,000 sq. ft. of industrial lease space.

     o VARIOUS OTHER REAL ESTATE ASSETS including approximately 13,000 acres of raw land, commercial buildings and commercial land and ground leases.

Investments in other non-public operating companies consist of ownership in a venture capital company.

Other assets consist principally of prepaid expenses and property, plant and equipment.

5. RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents of $630,884 at December 31, 2003 and $6,631,801 at December 31, 2002 consisted of reserves for disputed claims, and pledged assets. At December 31, 2003 restricted cash consists entirely of reserves for possible distributions for disputed obligations arising from proof of claim issues not currently recorded as liabilities on the Trust balance sheet. At December 31, 2002 reserves for disputed claims totaling approximately $4.5 million consist of cash reserves for possible distributions for disputed obligations arising from proof of claim issues not currently recorded as liabilities on the Trust balance sheet. A majority of these disputed claims were subsequently settled and the reserves were distributed to investors during 2003. Pledged assets totaling approximately $2.15 million are cash equivalents held as collateral for non-Trust debt obligations as follows:

         1) Approximately $800,000 at December 31, 2002 in a mutual fund investment held as collateral for a non-Trust related institution's debt entered into before the Debtor's bankruptcy filing.

         2) Approximately $350,000 at December 31, 2002 in certificates of the deposit pledged as collateral for letters of credit on behalf of one of the operating companies wholly owned by the Trust.

         3) Approximately $1,000,000 at December 31, 2002 in escrow to be held until the satisfaction of all conditions met on the sale of an operating company in 2002.

6. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at December 31, 2003 primarily consist of the net expected proceeds from the settlement with Chaparral Pines LLC. The Chaparral Pines LLC settlement consists of $300,000 cash and real estate valued at approximately $420,000 net of selling costs. The Chaparral Pines settlement agreement must now be signed by both parties and approved by the Superior Court to become final. Also during 2003 the Trust settled with National Union Fire Insurance Company of Pittsburgh, PA ("NATIONAL UNION") in regards to insurance claims of the Debtors against former officers and directors. The National Union settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT") and Bankruptcy Court approved the settlement on October 17 and 21, 2003, respectively. The National Union Settlement became final and the net proceeds along with approximately $1.7 million in litigation proceeds that was derived from the sale of assets received as part of the litigation settlements with Jalma W. and Carole Hunsinger and their affiliates was distributed on December 19, 2003.

Settlement proceeds at December 31, 2002 primarily consist of net proceeds from Arthur Andersen ("AA"). The AA settlement consists of gross proceeds of $217 million less legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4.0 million for a net amount of approximately $180.1 million. Both the Superior Court and Bankruptcy Court approved the settlement on September 13, 2002. Interest of approximately $1.1 million was earned on the cash balances held by the Trust for the AA settlement at December 31, 2002 and is reflected in these financial statements. On December 27, 2002, the Trust distributed $6.5 million of the AA settlement to the Class 3A and 3B beneficial interest holders of the Trust and class action members in accordance with the court approved plan of allocation. At December 31, 2002, approximately $174.7 million representing both the Trust and class action share of the AA settlement proceeds remained to be distributed. In addition to the AA settlement, the Trust and class action were able to reach settlements with Henry & Horne, P.L.C., Nelson Lambson & Co., P.L.C., E. A. and Rebecca Kuhn, Jalma W. and Carole Hunsinger and their affiliates, The Arizona Southern Baptist Convention and affiliated entities, Harold D. and Stephanie B. Friend their affiliated entities and L. Dwain Hoover, Beva J. Hoover, D. Hoover & Associates and the D. Hoover & Associates Investments, Inc. Retirement Trust. These settlements aggregately total approximately $15.3 million less discounts and consist of cash and other real property. Litigation expenses related to these settlements total approximately $1.6 million for a net amount of approximately $13.7 million. The court approved plan of allocation states that the Trust is allocated 50% of the proceeds and that the class action is allocated the remaining 50% of the proceeds. On January 23, 2003, the remaining AA settlement funds of $174.7 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. On March 24, 2003 the cash proceeds received from the other litigation settlements of $7.1 million were distributed to the Class 3A and 3B beneficial interest holders and class action members in accordance with the court approved plan of allocation. The remaining non-cash assets of $6.6 million received as part of these additional settlements has been reclassified to the appropriate asset classification and are being sold in accordance with the liquidation plan. As of December 31, 2003 approximately $700,000 of litigation assets remains to be sold. Any funds received from the sale of litigation assets has been separated from operating cash and will be distributed per the court approved plan of allocation.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities total $1,037,939 at December 31, 2003, all of which relates to accrued expenses for the operation of the Trust.

Accounts payable and accrued liabilities of $3,071,617 consist of the following at December 31, 2002:

         o Accrued expenses consist of approximately $1.2 million of expenses accrued for trade vendors, outside professionals, including litigation attorneys and experts.

         o Obligations to Class 5 and 6 creditors of approximately $1.9 million representing undisputed general unsecured claims.

8. NOTES PAYABLE

At December 31, 2003 the Trust had no outstanding notes payable. The final note payable was paid in full during July 2003.

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
                                                   ===============

9. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $4,271,302 at December 31, 2003 and $6,679,030 at December 31, 2002 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.00% at December 31, 2003 and 4.25% at December 31, 2002. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

10. SETTLEMENT LIABILITY

The settlement liability at December 31, 2003 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in other trust assets of approximately $250,000 and receivables of approximately $450,000. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

The settlement liability at December 31, 2002 represents the class action's 50% portion of the joint settlement reached with AA for $217 million. The AA settlement of $217 million, less of legal fees of approximately $32.9 million and litigation expenses incurred for prosecuting the litigation of approximately $4 million. In addition, the Trust and the class action have reached settlements with various other responsible parties in the amount of approximately $13.7 million net. These settlements also include releases of claims against the Trust of approximately $37.0 million. These settlements were approved by the courts in January, 2003 and the available cash was distributed to class action participants through out 2003.

11. CHANGES IN OTHER TRUST ASSETS

During the year ended December 31, 2003, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $2.0 million decrease in other trust assets. Included in actual operating results are sales of approximately $15.5 million for the sale of the Stillwaters Resort, Chandler Commerce Center, First Mortgage Building, Park at Juniper Ridge, property in Casa Grande, property at Ironwood and Southern and various other lots and parcels from ASC San Antonio and Westside Property.

During the year ended December 31, 2002, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $92.2 million increase in other trust assets which primarily related to the settlements with AA (see note 6). Included in actual operating results are sales of approximately $9.8 million for the sale of various lots and parcels from Coyote Lakes, Rancho Vistoso, Show Low Country Club and Westside Property, Bloomington Indiana vacant land, Coyote Lakes Joint Venture property, Bonds Alarms stock and the sale of the Document Technologies assets.

During the period from January 22, 2001 (inception) to December 31, 2001, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.7 million decrease in other trust assets. Included in actual operating results are sales of approximately $104.8 million for the sale of Foundation Administrative stock to Shea Homes, sale of New Century stock, real estate development known as Kilohana Waikoloa, Saddle Mountain RV Park and various lots and parcels from Rancho Vistoso, Park at Juniper Ridge, ASC San Antonio and Westside Property, and in addition various commercial lots at Sunrise Business Park, Chandler Commerce Center, Santa Fe Trail Ranch, Tres Realty Building and various church lots.

12. DISTRIBUTIONS

Under the terms of the Plan, the Trust makes quarterly distributions to Beneficiaries after providing for certain reserves and expenses.

DISTRIBUTIONS TO TRUST BENEFICIARIES. Each holder of Class 3A or Class 3B claims ("INVESTORS") received an uncertificated, beneficial interest in the Trust, which entitles the Investor to receive cash distributions from the Trust based upon the orderly liquidation of all of the Trust assets and the recoveries, if any, from litigation against potentially responsible third parties. All Investors will share, on a pro rata basis, the first $80,000,000 in proceeds from the liquidation of the Trust assets after payment to other creditors with a greater payment priority. All proceeds from the liquidation of the Trust assets in excess of $80,000,000 up to and including $160,000,000, will be distributed on a pro rata basis between 3B investors and 3A investors; however, the 3A investors will receive a collateralized investor premium of $13,200,000. All proceeds from the liquidation of the Trust assets in excess of $160,000,000 will be distributed on a pro rata basis between 3A investors and 3B investors. Recoveries, if any, from the litigation against potentially responsible parties will be distributed to all Investors on a pro rata basis. The Class 3A and Class 3B net asset value on the balance sheet has been calculated based on the above distribution requirements. Cash distributions to Class 3A and Class 3B beneficial interests amounted to approximately $163.3 million, including the Trust's 50% share of litigation distributions, for the year ended December 31, 2003.

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

Under the Plan, the general unsecured creditors in Class 5 received an uncertificated, beneficial interest in the Trust, entitling them to their pro rata share of 10% of the net proceeds from such liquidation and 10% of the net proceeds from the Avoidance Actions until they are paid their respective allowed amount. If the Class 5 claims are not paid in full in accordance with the Plan by the end of the two-year period commencing January 22, 2001, the holders of the Class 5 claims will be entitled to 100% of the liquidation proceeds from the sale of the Trust Assets until such holders are paid in full in accordance with the Plan. As of December 31, 2003 all Class 5 and 6 claims have either been paid in full or fully reserved for.

13. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of December 31, 2003 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

During late 2001, the Trust commenced two (2) separate adversary proceedings in the Bankruptcy Court against William Crotts and Thomas Grabinski, the Chief Executive Officer and General Counsel, respectively, of BFA during the period that the fraud occurred. The Trust alleges that Messrs. Crotts and Grabinski were the primary architects of the fraud, thereby breaching their fiduciary duties to BFA and its investors. The Trust has successfully defeated motions by Crotts and Grabinski to dismiss the action, and since that time has engaged in extensive discovery with these parties. During this discovery process the Trust and class action were able to reach a settlement with the defendant's and Debtors' insurance carrier, National Union, in the gross amount of $3.75 million. The settlement calls for the Trust to dismiss its cases against Messrs. Crotts and Grabinski. The settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court and Bankruptcy Court approved the settlement on October 17, 2003 and October 21, 2003, respectively (See note 4). The National Union Settlement became final and the funds were distributed in December 2003.

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement must now be signed by both parties and approved by the Superior Court to become final. The Trust has recorded this asset in its fair value of expected cash flows from settlements net of various discounts at December 31, 2003.

In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust is appealing both rulings made by the Bankruptcy Court relating to the Title Company matters.

The Trust holds a note receivable in an outstanding amount of approximately $2 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona as a partial payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. Two (2) of the defendants have made a claim in the form of an affirmative defense, that the Trust has filed a wrongful claim against the real property. Three (3) of the defendants have now filed answers. The remaining four
(4) defendants claim no interest in the real property. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements.

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two claims seek to recover monies owed in excess of $750,000 on two promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to mediation, which is scheduled to start on May 3, 2004. No amount has been recorded in the accompanying consolidated financials statements related to these claims and counterclaims.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

14. LEASES

The Trust entered into certain lease obligations to carry out the purpose of the Trust as discussed in Note 1. These operating lease obligations for office space and office equipment call for approximate payments of $3,400 monthly for 2003 and 2004. It may be necessary for the Trust to renew or commit to future lease obligations to continue to carry out the activities of the Trust until the Trust is terminated. Rent expense for 2003, 2002 and 2001 was $91,600, $221,000 and $219,100, respectively. The estimated rental payments are included in estimated costs to complete liquidation and litigation.

15. CASH RECEIPTS AND DISBURSEMENTS

For the year ended December 31, 2003, December 31, 2002 and the period from January 22, 2001 to December 31, 2001, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $264.4, $47.8 million and $50.7 million respectively, consisting of the following:

                                                                January 1, 2003      January 1, 2002     January 22, 2001
                                                                 to December 31,     to December 31,      to  December 31,
                                                                      2003                 2002                 2001
                                                              ------------------- -------------------- --------------------
Principal  and  interest  received  from notes receivable         $ 55,729,327          $18,647,857          $ 7,397,856
Cash flows from other trust assets                                 208,623,346           29,151,787           43,351,517
                                                                  ------------          -----------          -----------
Total                                                             $264,352,673          $47,799,644          $50,749,373
                                                                  ============          ===========          ===========

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $262.6, $46.6 million and $60.7 million, respectively, as follows:

                                              January 1, 2003 to     January 1, 2002 to   January 22, 2001 to
                                               December 31, 2003     December 31, 2002     December 31, 2001
                                           ----------------------- --------------------- ----------------------
Trust operations                                $  (3,337,531)         $ (5,050,748)        $ (7,402,222)
Payable to Class 5 creditors                       (2,308,738)           (5,946,085)          (4,046,931)
Principal and interest payments on
collateralized notes payable                       (4,126,217)           (2,897,091)          (3,537,454)
Distributions to Class 3A & 3B                   (252,802,053)          (32,678,512)         (45,735,268)
                                                -------------          ------------         ------------
Total                                           $(262,574,539)         $(46,572,436)        $(60,721,875)
                                                =============          ============         ============

Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds and are net of returned distributions and reserves.

16. SUBSEQUENT EVENTS

On March 15, 2004 the Bankruptcy Court approved the sale of Building 4 in the Bloomington Industrial Center.

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data for fiscal 2003 and 2002 is as follows:

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                        MARCH 31,           JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                                          2003                2003               2003                 2003
                                                    ----------------   ----------------    ----------------    ------------------
Net assets in liquidation, beginning                 $ 194,833,341       $ 100,959,333       $  85,393,358       $  51,090,733

Interest on notes receivable (note 3)                    1,507,478           1,224,995             345,056             247,141
Interest on notes payable (note 8)                         (58,584)            (63,374)            (12,215)             13,594
Changes in fair value of other trust assets
and liabilities (notes 10 & 11)                         (1,754,223)         (4,470,239)          4,528,147            (327,226)
Changes in fair value of estimated costs to
complete liquidation (note 9)                                 --                  --            (1,139,534)            106,918
Distributions to holders of Class 3A and 3B
beneficial interests (note 12)                         (93,568,679)        (12,257,357)        (38,024,079)        (19,465,347)
                                                     -------------       -------------       -------------       -------------
Net assets in liquidation, ending                    $ 100,959,333       $  85,393,358       $  51,090,733       $  31,665,813
                                                     =============       =============       =============       =============

                                                        MARCH 31,           JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                                           2002               2002               2002                 2002
                                                    ----------------   ----------------    ----------------    ------------------
Net assets in liquidation, beginning                 $ 128,980,963       $ 129,808,985       $ 127,895,794       $ 120,595,537

Interest on notes receivable (note 3)                    1,673,203           1,650,221           1,597,445           1,309,315
Interest on notes payable (note 8)                        (205,962)           (179,978)           (113,311)            (64,941)
Changes in fair value of other trust assets
and liabilities (notes 10 & 11)                           (639,219)          2,736,793           1,051,265          89,040,708
Changes in fair value of estimated costs to
complete liquidation (note 9)                                 --              (504,959)           (829,951)          2,010,261
Distributions to holders of Class 3A and 3B
beneficial interests (note 12)                                --            (5,615,268)         (9,005,705)        (18,057,539)
                                                     -------------       -------------       -------------       -------------
Net assets in liquidation, ending                    $ 129,808,985       $ 127,895,794       $ 120,595,537       $ 194,833,341
                                                     =============       =============       =============       =============


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Based on their evaluation, as of the end of the period covered by this Form 10-K, the Trust's Liquidating Trustee (the Trust's principal executive officer) and Assistant to the Liquidating Trustee (the Trust's principal financial officer) have concluded that they have reasonable assurance of the effectiveness of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal year ended December 31, 2003, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

         The Trust's Audit Committee is made up of three (3) members of the Liquidating Trust Board, Mr. Mark Winkleman, Mr. Steve Culp and Mr. John Prince. Mr. John Prince serves as the financial expert on the Audit Committee and is independent as defined in the Exchange Act. The Trust has not adopted a code of ethics due to the small staff size of the Trust, the direct reporting of the Trust staff to the Liquidating Trustee and Liquidating Trust Board and highly regulated and reviewed environment in which the Trust's operates.

         The following table sets forth information regarding the Liquidating Trustee and the Liquidating Trust Board. A summary of the background and experience of each of these individuals is set forth after the table.

            Name               Age                      Position

Clifton R. Jessup, Jr.          49             Liquidating Trustee
Paul D. Carlson                 68             Liquidating Trust Board Member
Stephen L. Culp                 38             Liquidating Trust Board Member
John V. Prince                  49             Liquidating Trust Board Member
Shirley C. Weast                64             Liquidating Trust Board Member
Mark E. Winkleman               45             Liquidating Trust Board Member

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

         The performance bonus to be paid to the Liquidating Trustee is based on the net recoveries paid to certain creditors and is as follows:

-------------------------------------------------------------------------
              Net Recoveries            Performance Bonus (expressed as a
                                         percentage of Net Recoveries)
-------------------------------------------------------------------------
$0 - $125,000,000                                     None
-------------------------------------------------------------------------
$125,000,000.01 - $250,000,000                        .25%
-------------------------------------------------------------------------
$250,000,000.01 - $500,000,000                        .50%
-------------------------------------------------------------------------
$500,000,000.01 and above                             .75%
-------------------------------------------------------------------------

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

     b) The following table sets forth certain information with respect to the beneficial ownership of interests in the Trust, as of the date of this annual report, by the Liquidating Trustee and the members of the Liquidating Trust Board. There is only one class of interests in the Trust.

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

Item 13. Certain Relationships and Related Transactions.

Pursuant to the authority under the Plan, the Trust retained Patton Boggs, the law firm that employs Clifton R. Jessup, Jr., the Liquidating Trustee, to handle various litigation, investigation and transactional matters. Fees charged by Patton Boggs for the services performed for the year ended December 31, 2003 approximate $243,000 and do not include fees and expenses for the services provided by Mr. Jessup as Liquidating Trustee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the last two (2) fiscal years ending December 31, 2003 and December 31, 2002 was $103,770 and $229,335, respectively, for professional services rendered by the principal accountant, PricewaterhouseCoopers, LLP, for the audit of the Trust's annual financial statements and review of financial statements included in the Trust's 10Q.

Audit-Related Fees

The aggregate fees billed for the last two (2) fiscal years was $0 for assurance and related services rendered by the principal accountant, PricewaterhouseCoopers, LLP, that are reasonably related to the performance of the audit or review of the Trust's financial statements and are not already reported under Audit Fees.

Tax Fees

The  aggregate  fees  billed  for the  last  two  (2)  fiscal  years  was $0 for
professional     services     rendered    by    the    principal     accountant,
PricewaterhouseCoopers, LLP, tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed for the last two (2) fiscal year was $0 for products and services provided by the principal accountant, PricewaterhouseCoopers, LLP, other than as reported under Audit Fees.

The Audit Committee approves the engagement letter for the service of the principal accountant prior to work commencing. The Audit Committee has approved 100% of the Audit Fees charged by the principal accountant and all audit and review work was performed by the principal accountants employees.

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

                  3. Exhibits

                  The following exhibits are filed with this Form 10K:

                  Exhibit 2.1* First Amended Joint Liquidating Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code
                  Exhibit 2.2* Order Confirming First Amended Joint Liquidating Plan of Reorganization
                  Exhibit 3.1* Liquidating Trust Agreement, dated as of January 22, 2001
                  Exhibit 10.1* Trustee Compensation Agreement, dated as of January 22, 2001
                  Exhibit 10.2*     Form of Board Compensation Agreement
                  Exhibit 10.3*     Form  of  Amendment  to  Board  Compensation
                                    Agreement
                  Exhibit 21.1* Articles of Organization of New Asset Subsidiary, LLC, dated as of January 22, 2001
                  Exhibit 21.2* Operating Agreement of New Asset Subsidiary, LLC, dated as of January 22, 2001
                  Exhibit 31        Certification
                  Exhibit 32        Certification  pursuant to 18 U.S.C. Section
                                    1350

                  *Previously filed with Form 10 on May 1, 2002.

         (b)      Reports on Form 8-K.

                  No report on Form 8-K was filed by the registrant with the Commission during the quarterly period ended December 31, 2003.

         (c)      Exhibits required by Item 601 of Regulation S-K

                  None.

         (d)      Financial statement schedules as required by Regulation S-X

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BFA LIQUIDATION TRUST


                           By:      /s/ Clifton R. Jessup, Jr.
                                    --------------------------
                           Name:    Clifton R. Jessup, Jr.,  Liquidating Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      /s/ Clifton R. Jessup, Jr.
                           --------------------------
                           Clifton R. Jessup, Jr., Liquidating Trustee
                  Date: March 29, 2004


                  By:      /s/ Mark A. Roberts
                           --------------------------
                           Mark A. Roberts, Assistant to the Liquidating Trustee
                  Date: March 29, 2004

                  By:      /s/ Erik R. Anspach
                           --------------------------
                           Erik R. Anspach, Controller
                  Date: March 29, 2004


                  By:      /s/ Paul D. Carlson
                           --------------------------
                           Paul D. Carlson, Liquidating Trust Board
                  Date: March 29, 2004


                  By:      /s/ Stephen L. Culp
                           --------------------------
                           Stephen L. Culp, Liquidating Trust Board
                  Date: March 29, 2004


                  By:      /s/ John V. Prince
                           --------------------------
                           John V. Prince, Liquidating Trust Board
                  Date: March 29, 2004


                  By:      /s/ Shirley C. Weast
                           --------------------------
                           Shirley C. Weast, Liquidating Trust Board
                  Date: March 29, 2004


                  By:      /s/ Mark E. Winkleman
                           --------------------------
                           Mark E. Winkleman, Liquidating Trust Board
                  Date: March 29, 2004