Form 10-Q
period 2004-03-31
BFA LIQUIDATION TRUST
filed 2004-05-14
CIK 1140513

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 12, 2004, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                                  1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                                   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.           12

Item 4. Controls and Procedures.                                              12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                              March 31,      December 31,
                                                                                 2004            2003
                                                                             -----------     -----------
        ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                                    $ 3,892,306     $ 4,032,941
Receivables, net (note 2)                                                      3,899,092       4,190,921
Other trust assets, net (note 3)                                              26,890,423      27,746,115
Restricted cash and cash equivalents                                             630,884         630,884
Fair value of expected cash flows from settlements (note 4)                      723,923         723,937
                                                                             -----------     -----------

      TOTAL ASSETS                                                            36,036,628      37,324,798
                                                                             -----------     -----------
               LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                       1,012,200       1,037,939
Estimated costs to complete liquidation (note 5)                               3,381,871       4,271,302
Settlement liability (note 6)                                                    349,744         349,744
                                                                             -----------     -----------

      TOTAL LIABILITIES                                                        4,743,815       5,658,985
                                                                             -----------     -----------

Commitments and contingencies (note 8)

      NET ASSETS IN LIQUIDATION                                              $31,292,813     $31,665,813
                                                                             ===========     ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
 Class "3A" Certificate,
       448,610,056 units  outstanding,  $.06 per unit at March 31,
       2004 and $.06 per unit at December 31, 2003                           $26,664,240     $26,949,857
 Class "3B" Certificate,
       137,246,636 units  outstanding,  $.03 per unit at March 31,
       2004 and $.03 per unit at December 31, 2003                             4,628,573       4,715,956
                                                                             -----------     -----------

      TOTAL NET ASSETS                                                       $31,292,813     $31,665,813
                                                                             ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.


                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                                                 Three months ended
                                                          --------------------------------
                                                          March 31, 2004    March 31, 2003
                                                          -------------    ---------------

Net assets in liquidation, January 1, 2004 and
January 1, 2003, respectively                             $  31,665,813      $ 194,833,341

Interest on notes receivable (note 2)                           130,336          1,507,478
Interest on notes payable                                          --              (58,584)
Changes in fair value of other trust assets and
liabilities (notes 3 and 7)                                    (503,336)        (1,754,223)
Changes in fair value of estimated costs to complete
liquidation (note 5)                                               --                 --
Distributions to holders of Class 3A and 3B beneficial
interests                                                          --          (93,568,679)
                                                          -------------      -------------
Net assets in liquidation, March 31, 2004 and
March 31, 2003, respectively                              $  31,292,813      $ 100,959,333
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

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2004 and March 31, 2003 and for the three months ended March 31, 2004 and March 31, 2003 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the fiscal years ended December 31, 2002 and December 31, 2001 included in the Trust's Form 10 -K as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2004 may not be indicative of the future results for the entire year 2004.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.00% at March 31, 2004 and December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 5). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. RECEIVABLES, NET

At March 31, 2004, net receivables consisted primarily of an approximately $850,000 note from W.H.H.C., an approximately $950,000 note from Clearly Waikoloa, approximately $1.43 million from various note receivables related to land contracts, and approximately $670,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate. At December 31, 2003, net receivables consisted primarily of an approximately $820,000 note from W.H.H.C., an approximately $1.3 million note from Clearly Waikoloa, approximately $1.4 million from various note receivables related to land contracts, and approximately $680,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                        March 31,      December 31,
                                                          2004             2003
                                                      ------------    ------------
Total gross future cash flows from notes receivable   $ 42,121,945    $ 42,870,365
Collectibility discount                                (38,052,853)    (38,391,751)
Present value discount (8-9%)                             (170,000)       (287,693)
                                                      ------------    ------------
Net receivables                                       $  3,899,092    $  4,190,921
                                                      ============    ============

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

Other trust assets consist of the following:
                                                     March 31,      December 31,
                                                        2004            2003
                                                   ------------    ------------
Real estate assets and partnerships, net           $ 24,126,205    $ 24,932,982
Investments in other operating companies, net         5,212,277       5,212,277
Other assets, net                                       149,315         295,842
                                                   ------------    ------------
Future value of other trust assets                   29,487,797      30,441,101
Present value discount (various rates)               (2,597,374)     (2,694,986)
                                                   ------------    ------------
Other trust assets value                           $ 26,890,423    $ 27,746,115
                                                   ============    ============

4. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at March 31, 2004 and December 31, 2003 primarily consist of the net expected proceeds from the settlement with Chaparral Pines LLC. The Chaparral Pines LLC settlement consists of $300,000 cash and real estate valued at approximately $420,000 net of selling costs. The Chaparral Pines settlement agreement must now be signed by both parties and approved by the Superior Court to become final. Also during 2003 the Trust settled with National Union Fire Insurance Company of Pittsburgh, PA ("NATIONAL UNION") in regards to insurance claims of the Debtors against former officers and directors. The National Union settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT") and Bankruptcy Court approved the settlement on October 17 and 21, 2003, respectively. The National Union Settlement became final and the net proceeds along with approximately $1.7 million in litigation proceeds that was derived from the sale of assets received as part of the litigation settlements with Jalma W. and Carole Hunsinger and their affiliates was distributed on December 19, 2003.

5. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $ 3,381,871 at March 31, 2004 and $4,271,302 at December 31, 2003 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.00% at March 31, 2004 and December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

6. SETTLEMENT LIABILITY

The settlement liability at March 31, 2004 and December 31, 2003 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in other trust assets of approximately $250,000 and receivables of approximately $450,000. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

7. CHANGES IN OTHER TRUST ASSETS

During the three months ended March 31, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $634,000 decrease in other trust assets. Included in actual operating results are sales of approximately $430,000 for the sale of various lots at Stillwaters Resort, Park at Juniper Ridge and Westside Property.

During the three months ended March 31, 2003, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.8 million decrease in other trust assets. Included in actual operating results are sales of approximately $196,000 for the sale of lots at ASC San Antonio and Westside Property.

8. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of March 31, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has now been signed by both parties and must be approved by the Bankruptcy Court to become final. The Trust has recorded this asset in its fair value of expected cash flows from settlements net of various discounts.

In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The Trust has included the estimated valued this note receivable at the lot release price less awarded and estimated attorney's fees in the note receivable portion of the accompanying consolidated financial statements.

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

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two (2) claims seek to recover monies owed in excess of $750,000 on two (2) promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to mediation, which did not result in a settlement. No amount has been recorded in the accompanying consolidated financials statements related to these claims and counterclaims.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.


9. CASH RECEIPTS AND DISBURSEMENTS

For the year three months ended March 31, 2004 and March 31, 2003, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $775,000 and $186.7 million respectively, consisting of the following:

                                                        Three months ended
                                                --------------------------------
                                                March 31, 2004    March 31, 2003
                                                --------------    --------------
Principal and interest received from notes       $    422,829      $  2,757,380
receivable
Cash flows from other trust assets                    351,706       183,967,684
                                                 ------------      ------------
Total                                            $    774,535      $186,725,064
                                                 ============      ============

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $915,000 and $182.2 million, respectively, as follows:

                                                       Three months ended
                                               --------------------------------
                                               March 31, 2004     March 31, 2003
                                               -------------      -------------
Trust operations                               $    (915,170)     $    (685,516)
Payable to Class 5 creditors                            --                 --
Principal and interest payments on
collateralized notes payable                            --             (642,295)
Distributions to Class 3A & 3B                          --         (180,918,679)
                                               -------------      -------------
Total                                          $    (915,170)     $(182,246,490)
                                               =============      =============

Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds and are net of returned distributions and reserves.

16. SUBSEQUENT EVENTS

On April 13, 2004 the sale of Building 3 in the Bloomington Industrial Center was completed for approximately $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three months ended March 31, 2004 and March 31, 2003 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 1.

                                                                    Three months ended
                                                              -------------------------------
                                                              March 31, 2004   March 31, 2003
                                                              --------------   --------------
Net Assets in liquidation, beginning                          $  31,665,813    $ 194,833,341

Interest on notes receivable                                        130,336        1,507,478
Interest on notes payable                                              --            (58,584)
Changes in fair value of other trust assets and liabilities        (503,336)      (1,754,223)
Changes in fair value of estimated costs to complete
liquidation                                                            --               --
Distributions to holders of Class 3A and 3B beneficial
interests                                                              --        (93,568,679)
                                                              -------------    -------------

Net assets in liquidation, ending                             $  31,292,813    $ 100,959,333
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

         FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO

                  THE THREE MONTHS ENDED MARCH 31, 2003

The estimated fair value of the Trust's net assets in liquidation decreased approximately $373,000 for the three months ended March 31, 2004 as compared to an approximately $93.9 million decrease for the three months ended March 31, 2003. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended March 31, 2004 include (i) interest income from notes receivables which increased net assets by approximately $130,000, and (ii) a decrease in the value of certain other trust assets which decreased net assets by approximately $503,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended March 31, 2003 include (i) interest income from notes receivables which increased net assets by approximately $1.5 million, (ii) interest expense for notes payable which decreased net assets by approximately $59,000, (iii) decrease in value of certain other trust assets including litigation proceeds and related settlement liability which decreased net assets by approximately $1.8 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $93.6 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received. Interest expense on notes payable decreased from 2004 as compared 2003 because the notes were paid off subsequent to March 31, 2003. The changes in fair value of other trust assets in 2004 as compared to 2003 changed because of the changes in the fair market value of assets and certain related liabilities and sales or operations of these assets.

In 2003, the Trust distributed approximately $163.3 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. During 2003 the Trust distributed an additional approximately $93.5 million of litigation proceeds during 2003 (which represented the class action's share of such litigation proceeds) to holders of Class 3A and 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $101 million at March 31, 2003.

Non-cash trust assets at March 31, 2004 and December 31, 2003 were comprised of the following:

       NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED                      December 31,
                   FAIR VALUE                           March 31, 2004        2003
                                                       --------------    -----------
Receivables, net                                        $ 3,899,092      $ 4,190,921
Other trust assets, net                                  26,890,423       27,746,115
Fair value of expected cash flows from settlements          420,750          420,750
                                                        -----------      -----------
TOTAL ASSETS                                            $31,210,265      $32,357,786
                                                        ===========      ===========

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At March 31, 2004 and December 31, 2003, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.00% present value factor at March 31, 2004 and December 31, 2003.

         o The costs include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, and are estimated based on assumptions regarding the number of employees, use of outside professionals, and timing of cash flows.

Contingent Assets, Litigation Settlements and related liabilities are recorded at the Trust's estimated future cash flows which require a significant amount of estimates and assumptions. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (""variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. Our adoption of this Interpretation did not have a material impact on our consolidated financial statements or disclosures.

The following table sets forth, as of March 31, 2004, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

                                              Payments Due by Period

                Total                    Less than 1 Year      2-3 Years       4-5 Years      After 5 Years
                -----                    ----------------      ---------       ---------      -------------
Operating Leases                               $30,804           $12,535           $--              $--
                                               -------           -------           ---              ---
Total Contractual Commitments                  $30,804           $12,535           $--              $--
                                               =======           =======           ===              ===

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures.

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal quarter ended March 31, 2004, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

Chaparral Pines

         In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has now been signed by both parties and needs to be approved by the Bankruptcy Court to become final. The Trust has recorded this asset in its fair value of expected cash flows from settlements net of various discounts.

William Blair

         In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets have been distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been put in place pending the resolution of the appeal. The Trust has included the estimated valued this note receivable at the lot release price less awarded and estimated attorney's fees in the note receivable portion of the accompanying consolidated financial statements.

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

Glen Crotts

         On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two (2) claims seek to recover monies owed in excess of $750,000 on two (2) promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to mediation, which did not result in a settlement. No amount has been recorded in the accompanying consolidated financials statements related to these claims and counterclaims.


Disputed Proofs of Claims

         A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of March 31, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BFA LIQUIDATION TRUST

                               By:   /s/ CLIFTON R. JESSUP, JR.
                                     -------------------------------------------
                               Name: Clifton R. Jessup, Jr., Liquidating Trustee