Form 10-Q
period 2004-06-30
BFA LIQUIDATION TRUST
filed 2004-08-13
CIK 1140513

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 12, 2004, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                                                    1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                              14

Item 4. Controls and Procedures.                                                                 14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                       15


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                       June 30,    December 31,
                                                                         2004         2003
                                                                     -----------   -----------
           ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                            $ 2,671,238   $ 4,032,941
Receivables, net (note 2)                                              4,176,316     4,190,921
Other trust assets, net (note 3)                                      26,048,799    27,746,115
Restricted cash and cash equivalents                                     866,147       630,884
Fair value of expected cash flows from settlements (note 4)                 --         723,937
                                                                     -----------   -----------

      TOTAL ASSETS                                                    33,762,500    37,324,798
                                                                     -----------   -----------

                    LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                 830,514     1,037,939
Estimated costs to complete liquidation (note 5)                       4,519,356     4,271,302
Settlement liability (note 6)                                            349,744       349,744
                                                                     -----------   -----------

      TOTAL LIABILITIES                                                5,699,614     5,658,985
                                                                     -----------   -----------

Commitments and contingencies (note 8)

      NET ASSETS IN LIQUIDATION                                      $28,062,886   $31,665,813
                                                                     ===========   ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
 Class "3A" Certificate,
     448,610,056 units outstanding, $.05 per unit at June 30,
     2004 and $.06 per unit at December 31, 2003                     $23,311,920   $26,949,857
 Class "3B" Certificate,
     137,246,636 units outstanding, $.03 per unit at June 30,
     2004 and $.03 per unit at December 31, 2003                       4,750,966     4,715,956
                                                                     -----------   -----------

      TOTAL NET ASSETS                                               $28,062,886   $31,665,813
                                                                     ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.


                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                               Three months ended
                                                         ------------------------------
                                                         June 30, 2004    June 30, 2003
                                                         -------------    -------------
Net assets in liquidation, April 1, 2004 and
April 1, 2003, respectively                              $  31,292,813    $ 100,959,333

Interest on notes receivable (note 2)                           88,363        1,224,995
Interest on notes payable                                         --            (63,374)
Changes in fair value of other trust assets and
liabilities (notes 3 and 7)                                  3,791,072       (4,470,239)
Changes in fair value of estimated costs to complete
liquidation (note 5)                                        (1,872,213)            --
Distributions to holders of Class 3A and 3B beneficial
interests                                                   (5,237,149)     (12,257,357)
                                                         -------------    -------------

Net assets in liquidation, June 30, 2004 and June 30,
2003, respectively                                       $  28,062,886    $  85,393,358
                                                         =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.


                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                                                Six months ended
                                                         ------------------------------
                                                         June 30, 2004    June 30, 2003
                                                         -------------    -------------
Net assets in liquidation, January 1, 2004 and
January 1, 2003, respectively                            $  31,665,813    $ 194,833,341

Interest on notes receivable (note 2)                          218,699        2,732,473
Interest on notes payable                                         --           (121,958)
Changes in fair value of other trust assets and
liabilities (notes 3 and 7)                                  3,287,736       (6,224,462)
Changes in fair value of estimated costs to complete
liquidation (note 5)                                        (1,872,213)            --
Distributions to holders of Class 3A and 3B beneficial
interests                                                   (5,237,149)    (105,826,036)
                                                         -------------    -------------

Net assets in liquidation, June 30, 2004 and June 30,
2003, respectively                                       $  28,062,886    $  85,393,358
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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three months and six months ended June 30, 2004 and June 30, 2003 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the fiscal years ended December 31, 2002 and December 31, 2001 included in the Trust's Form 10-K's as filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2004 may not be indicative of the future results for the entire year 2004.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at June 30, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 5). Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. RECEIVABLES, NET

At June 30, 2004, net receivables consisted primarily of an approximately $1.75 million note from W.H.H.C., an approximately $900,000 note from Clearly Waikoloa, approximately $837,000 from various note receivables related to land contracts, and approximately $690,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate. At December 31, 2003, net receivables consisted primarily of an approximately $820,000 note from W.H.H.C., an approximately $1.3 million note from Clearly Waikoloa, approximately $1.4 million from various note receivables related to land contracts, and approximately $680,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                     June 30, 2004    December 31, 2003
                                                     -------------    -----------------
Total gross future cash flows from notes receivable   $ 41,401,287      $ 42,870,365
Collectibility discount                                (37,064,115)      (38,391,751)
Present value discount (8-9%)                             (160,856)         (287,693)
                                                      ------------      ------------
Net receivables                                       $  4,176,316      $  4,190,921
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

Other trust assets consist of the following:

                                                  June 30, 2004     December 31, 2003
                                                  -------------     -----------------
Real estate assets and partnerships, net           $ 22,409,971       $ 24,932,982
Investments in other operating companies, net         7,335,261          5,212,277
Other assets, net                                       172,781            295,842
                                                   ------------       ------------
Future value of other trust assets                   29,918,013         30,441,101
Present value discount (various rates)               (3,869,214)        (2,694,986)
                                                   ------------       ------------
Other trust assets value                           $ 26,048,799       $ 27,746,115
                                                   ============       ============

4. FAIR VALUE OF EXPECTED CASH FLOWS FROM SETTLEMENTS

Settlement proceeds at December 31, 2003 primarily consist of the net expected proceeds from the settlement with Chaparral Pines LLC. The Chaparral Pines LLC settlement consists of $300,000 cash and real estate valued at approximately $420,000 net of selling costs. In 2004 the Chaparral Pines settlement agreement was signed by both parties and approved by the Bankruptcy Court. Also during 2003 the Trust settled with National Union Fire Insurance Company of Pittsburgh, PA ("NATIONAL UNION") in regards to insurance claims of the Debtors against former officers and directors. The National Union settlement consists of gross proceeds of $3.75 million less legal fees and expenses of approximately $550,000 for a net amount of approximately $3.2 million. Both the Superior Court for the State of Arizona, Maricopa County (the "SUPERIOR COURT") and Bankruptcy Court approved the settlement on October 17 and 21, 2003, respectively. The National Union Settlement became final and the net proceeds along with approximately $1.7 million in litigation proceeds that was derived from the sale of assets received as part of the litigation settlements with Jalma W. and Carole Hunsinger and their affiliates was distributed on December 19, 2003.

5. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $4,519,356 at June 30, 2004 and $4,271,302 at December 31, 2003 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at June 30, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

6. SETTLEMENT LIABILITY

The settlement liability at June 30, 2004 and December 31, 2003 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in other trust assets of approximately $250,000 and receivables of approximately $450,000. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

7. CHANGES IN OTHER TRUST ASSETS

During the three months ended June 30, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $3.8 million increase in other trust assets. Included in actual operating results are sales of approximately $4.9 million for the sale of various Westside lots, Bloomington building 3, Prescott Country Club lot and various other assets.

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

During the six months ended June 30, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $3.3 million increase in other trust assets. Included in actual operating results are sales of approximately $5.3 million for the sale of various Westside lots, Bloomington building 3, Prescott Country Club lot and various other assets.

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

8. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has now been signed by both parties and approved by the Bankruptcy Court. The Trust has recorded this asset at its fair value in the accompanying consolidated financial statements.

In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of

$1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The Trust has included the estimated value of this note receivable at the lot release price less awarded and estimated attorney's fees in the note receivable portion of the accompanying consolidated financial statements. Additionally Mr. Blair has filed for personal bankruptcy protection, which should not affect any recovery under the Desert Diamond Note, but may limit recovery, if any, from the Campbell Note.

The Trust holds a note receivable in an outstanding amount of approximately $1.75 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona as a partial payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. Two (2) of the defendants have made a claim in the form of an affirmative defense, that the Trust has filed a wrongful claim against the real property. Three (3) of the defendants have now filed answers. The remaining four (4) defendants claim no interest in the real property. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements.

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two (2) claims seek to recover monies owed in excess of $750,000 on two (2) promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to a settlement in which the Trust will pay the Crotts $25,000. The settlement was approved by the Bankruptcy Court and paid in August, 2004. At June 30, 2004 this liability of $25,000 has been recorded in the accompanying consolidated financials statements.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

9. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended June 30, 2004 and June 30, 2003, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of $4,932,495 and $12,640,717 respectively, consisting of the following:

                                                          Three months ended
                                                      --------------------------
                                                        June 30,       June 30,
                                                          2004          2003
                                                      -----------    -----------
Principal  and  interest  received  from notes        $   524,499    $ 7,391,536
receivable
Cash flows from other trust assets                      4,407,996      5,249,181
                                                      -----------    -----------
Total                                                 $ 4,932,495    $12,640,717
                                                      ===========    ===========

Conversely, for the same respective periods, the Trust paid out $6,153,564 and $17,378,983, respectively, as follows:

                                                      Three months ended
                                                 ------------------------------
                                                   June 30,           June 30,
                                                     2004              2003
                                                 ------------      ------------
Trust operations                                 $   (916,415)     $   (986,858)
Payable to Class 5 creditors                             --          (2,818,174)
Principal and interest payments on
collateralized notes payable                             --          (1,316,594)
Distributions to Class 3A & 3B                     (5,237,149)      (12,257,357)
                                                 ------------      ------------
Total                                            $ (6,153,564)     $(17,378,983)
                                                 ============      ============

Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds, if any, and are net of returned distributions and reserves.

16. SUBSEQUENT EVENTS

On July 13, 2004 the sale of Building 4 in the Bloomington Industrial Center was completed for approximately $5.4 million.

On August 4, 2004 the Trust sold a portion of one of its investments held in an operating company for approximately $2.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three and six months ended June 30, 2004 and June 30, 2003 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 1.


                                                 Three months ended                Six months ended
                                           ------------------------------    ------------------------------
                                           June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                           -------------    -------------    -------------    -------------
Net assets in liquidation                  $  31,292,813    $ 100,959,333    $  31,665,813    $ 194,833,341

Interest income on notes receivable               88,363        1,224,995          218,699        2,732,473
Interest expense on notes payable                   --            (63,374)            --           (121,958)
Changes in fair value of other trust
assets and liabilities                         3,791,072       (4,470,239)       3,287,736       (6,224,462)
Changes in fair value of estimated costs
to complete liquidation                       (1,872,213)            --         (1,872,213)            --
Distributions to holders of Class 3A and
3B beneficial interests                       (5,237,149)     (12,257,357)      (5,237,149)    (105,826,036)
                                           -------------    -------------    -------------    -------------

Net assets in liquidation, June 30, 2004
and June 30, 2003, respectively            $  28,062,886    $  85,393,358    $  28,062,886    $  85,393,358
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

         THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The estimated fair value of the Trust's net assets in liquidation decreased approximately $3.2 million for the three months ended June 30, 2004 as compared to an approximately $15.6 million decrease for the three months ended June 30,
2003. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $88,000, and (ii) an increase in the value of certain other trust assets which increased net assets by approximately $3.8 million (iii) an increase in estimated costs to complete liquidation which decreased net assets by approximately $1.9 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $5.2 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $1.2 million, (ii) interest expense for notes payable which decreased net assets by approximately $63,000, (iii) decrease in value of certain other trust assets including litigation proceeds and related settlement liability which decreased net assets by approximately $4.5 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $12.3 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received and notes sold. Interest expense on notes payable decreased from 2004 as compared 2003 because the notes were paid off subsequent to June 30, 2003. The changes in fair value of other trust assets in 2004 as compared to 2003 were as a result of variations in the fair market value of assets and certain related liabilities and sales or operations of these assets.

In the three months ended June 30, 2004, the Trust distributed approximately $5.2 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interest were valued at approximately $28.1 million at June 30, 2004.

In the three months ended June 30, 2003, the Trust distributed approximately $12.3 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Class 3A and 3B beneficial interest were valued at approximately $85.4 million at June 30, 2003.

         SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The estimated fair value of the Trust's net assets in liquidation decreased approximately $3.6 million for the six months ended June 30, 2004 as compared to approximately $109.4 million decrease for the six months ended June 30, 2003. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the six months ended June 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $219,000, (ii) increase in value of certain other trust assets which increased net assets by approximately $3.3 million, (iii) an increase in estimated costs to complete liquidation which decreased net assets by approximately $1.9 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $5.2 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the six months ended June 30, 2003 include (i) interest income from notes receivable which increased net assets by approximately $2.8 million, (ii) interest expense for notes payable which decreased net assets by approximately $122,000, (iii) decrease in value of certain other trust assets which decreased net asset by approximately $6.2 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $105.8 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received and notes sold. Interest expense on notes payable decreased from 2004 as compared 2003 because the notes were paid off subsequent to June 30, 2003. The changes in fair value of other trust assets in 2004 as compared to 2003 were as a result of variations in the fair market value of assets and certain related liabilities and sales or operations of these assets.

In the six months ended June 30, 2004, the Trust distributed approximately $5.2 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interest were valued at approximately $28.1 million at June 30, 2004.

In the six months ended June 30, 2003, the Trust distributed approximately $105.8 million to holders of Class 3A or 3B beneficial interests. These distributions were made principally from collections on Trust Assets and proceeds from litigation. The Class 3A and 3B beneficial interests were valued at approximately $85.4 million at June 30, 2003.

Non-cash trust assets at June 30, 2004 and December 31, 2003 were comprised of the following:


     NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED
                  FAIR VALUE
                                                         June 30,   December 31,
                                                           2004         2003
                                                       -----------   -----------
Receivables, net                                       $ 4,176,316   $ 4,190,921
Other trust assets, net                                 26,048,799    27,746,115
Fair value of expected cash flows from settlements            --         420,750
                                                       -----------   -----------
TOTAL ASSETS                                           $30,225,115   $32,357,786
                                                       ===========   ===========


The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At June 30, 2004 and December 31, 2003, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.25% present value factor at June 30, 2004 and a 4.00% present value factor at December 31, 2003.

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

The following table sets forth, as of June 30, 2004, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

                                                                Payments Due by Period

                Total                    Less than 1 Year      2-3 Years       4-5 Years      After 5 Years
                -----                    ----------------      ---------       ---------      -------------
Operating Leases                             $20,537            $12,535          $ --              $ --
                                             --------           -------          ----              ----
Total Contractual Commitments                $20,537            $12,535          $ --              $ --
                                             ========           =======          ====              ====

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal quarter ended June 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

Chaparral Pines

         In 2002 a complaint alleging four (4) separate causes of action was filed in the Bankruptcy Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The complaints center around the mismanagement of the property by the defendant. Chaparral Pines filed a Motion to dismiss the complaint. After briefings and argument, the Superior Court has allowed the Trust to proceed on three of the four counts in the complaint. Discovery has commenced. Because of the substantial nature of the Chaparral Pines project, the defendants' were working to accumulate all the construction-related documents. During that time the Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has now been signed by both parties and approved by the Bankruptcy Court. The Trust has recorded this asset in the accompanying consolidated financial statements.

William Blair

         In an effort to avoid repaying $4 million dollars in debt to the Trust, Mr. William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. The Trust now has successfully litigated and received judgments on the two (2) Superior Court actions and defended the Trust's claims against the actions of Mr. Blair in connection with the Desert Diamond bankruptcy. This bankruptcy included a proposed cram down plan and an adversary lawsuit to modify the underlying contract. The assets of the bankruptcy estate have been liquidated and the proceeds from the sale of the assets have been distributed to the Trust. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court recently granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of approximately $138,000 in fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been put in place pending the resolution of the appeal. The Trust has included the estimated value of this note receivable at the lot release price less awarded and estimated attorney's fees in the note receivable portion of the accompanying consolidated financial statements. Additionally Mr. Blair has filed for personal bankruptcy protection, which should not affect any recovery under the Desert Diamond Note, but may limit recovery, if any, from the Campbell Note.

W.H.H.C

         The Trust holds a note receivable in an outstanding amount of approximately $1.75 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona as a partial payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. Two (2) of the defendants have made a claim in the form of an affirmative defense, that the Trust has filed a wrongful claim against the real property. Three (3) of the defendants have now filed answers. The remaining four (4) defendants claim no interest in the real property. The estimated value of the 70 acres of real property has been included in the notes receivable portion of the accompanying consolidated financial statements.

Glen Crotts

         On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The complaint sets forth four claims against the Crotts. The first two (2) claims seek to recover monies owed in excess of $750,000 on two (2) promissory notes to the Trust now in default. The third claim asserts that the Crotts assisted BFA senior management in creating misleading financial statements in 1994 and 1995 through participation in real estate transactions. The fourth and final claim is to recover $296,000 withdrawn from the investment accounts held at BFA during the one-year period prior to BFA filing for bankrupcty protection as a preference amount. The Crotts have denied the assertions in all the claims and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have agreed to a settlement in which the Trust will pay the Crotts $25,000. The settlement was approved by the Bankruptcy Court and paid in August, 2004. At June 30, 2004 this liability has been recorded in the accompanying consolidated financials statements.


Disputed Proofs of Claims

         A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BFA LIQUIDATION TRUST

August 12, 2004              By:      /s/ Clifton R. Jessup, Jr.
                                     -------------------------------------------
                                     Name: Clifton R. Jessup, Jr.,
                                     Title: Liquidating Trustee

August 12, 2004              By:     /s/ Mark A. Roberts
                                     -------------------------------------------
                                     Name: Mark A. Roberts
                                     Title: Assistant to the Liquidating Trustee