Form 10-Q
period 2004-09-30
BFA LIQUIDATION TRUST
filed 2004-11-12
CIK 1140513

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 12, 2004, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                             1

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operation.                    10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.      13

Item 4. Controls and Procedures.                                         13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                                       September 30,    December 31,
                                                                           2004             2003
                                                                       ------------     ------------
ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                              $ 10,641,953     $  4,032,941
Receivables, net (note 2)                                                 3,849,448        4,190,921
Other trust assets, net (note 3)                                         19,103,748       27,746,115
Restricted cash and cash equivalents                                        359,748          630,884
Fair value of expected cash flows from settlements (note 4)                    --            723,937
                                                                       ------------     ------------

      TOTAL ASSETS                                                       33,954,897       37,324,798
                                                                       ------------     ------------

                    LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                    662,724        1,037,939
Estimated costs to complete liquidation (note 5)                          3,838,243        4,271,302
Settlement liability (note 6)                                               349,744          349,744
                                                                       ------------     ------------

      TOTAL LIABILITIES                                                   4,850,711        5,658,985
                                                                       ------------     ------------

Commitments and contingencies (note 8)

      NET ASSETS IN LIQUIDATION                                        $ 29,104,186     $ 31,665,813
                                                                       ============     ============

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
Class "3A" Certificate, 448,610,056 units
 outstanding,  $.05 per unit at September 30, 2004
 and $.06 per unit at December 31, 2003                                $ 24,109,278     $ 26,949,857
Class "3B" Certificate, 137,246,636 units
 outstanding,  $.04 per unit at September 30, 2004
 and $.03 per unit at December 31, 2003                                   4,994,908        4,715,956
                                                                       ------------     ------------
      TOTAL NET ASSETS                                                 $ 29,104,186     $ 31,665,813
                                                                       ============     ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                 Three months ended
                                                           ------------------------------
                                                           September 30,    September 30,
                                                               2004              2003
                                                           ------------      ------------
Net assets in liquidation, July 1, 2004 and July 1,
2003, respectively                                         $ 28,062,886      $ 85,393,358

Interest on notes receivable (note 2)                            88,954           345,056
Interest on notes payable                                          --             (12,215)
Changes in fair value of other trust assets and
liabilities (notes 3 and 7)                                     962,832         4,528,147
Changes in fair value of estimated costs to complete
liquidation (note 5)                                               --          (1,139,534)
Distributions to holders of Class 3A and 3B beneficial
interests                                                       (10,486)      (38,024,079)
                                                           ------------      ------------

Net assets in liquidation, September 30, 2004 and
September 30, 2003, respectively                           $ 29,104,186      $ 51,090,733
                                                           ============      ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                  Nine months ended
                                                           --------------------------------
                                                           September 30,      September 30,
                                                               2004                2003
                                                           -------------      -------------
Net assets in liquidation, January 1, 2004 and January
1, 2003, respectively                                      $  31,665,813      $ 194,833,341

Interest on notes receivable (note 2)                            307,653          3,077,529
Interest on notes payable                                           --             (134,173)
Changes in fair value of other trust assets and
liabilities (notes 3 and 7)                                    4,250,568         (1,696,315)
Changes in fair value of estimated costs to complete
liquidation (note 5)                                          (1,872,213)        (1,139,534)
Distributions to holders of Class 3A and 3B beneficial
interests                                                     (5,247,635)      (143,850,115)
                                                           -------------      -------------

Net assets in liquidation, September 30, 2004 and
September 30, 2003, respectively                           $  29,104,186      $  51,090,733
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets are grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five
(5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust.

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three months and nine months ended September 30, 2004 and September 30, 2003 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2003 and for the fiscal years ended December 31, 2002 and December 31, 2001 included in the Trust's Form 10 -K's as filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2004 may not be indicative of the future results for the entire year 2004.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at September 30, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. RECEIVABLES, NET

At September 30, 2004, net receivables consisted primarily of approximately $1.78 million note from W.H.H.C., approximately $806,000 note from Clearly Waikoloa, approximately $573,000 from various note receivables related to land contracts, and approximately $693,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate. At December 31, 2003, net receivables consisted primarily of approximately $820,000 note from W.H.H.C., approximately $1.3 million note from Clearly Waikoloa, approximately $1.4 million from various note receivables related to land contracts, and approximately $680,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                        September 30,      December 31,
                                                            2004              2003
                                                        ------------      ------------
Total gross future cash flows from notes receivable     $ 40,986,424      $ 42,870,365
Collectibility discount                                  (37,128,062)      (38,391,751)
Present value discount (8-9%)                                 (8,914)         (287,693)
                                                        ------------      ------------
Net receivables                                         $  3,849,448      $  4,190,921
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

Other trust assets consist of the following:

                                                September 30,     December 31,
                                                    2004              2003
                                                ------------      ------------
Real estate assets and partnerships, net        $ 17,692,411      $ 24,932,982
Investments in other operating companies, net      4,935,368         5,212,277
Other assets, net                                    115,881           295,842
                                                ------------      ------------
Future value of other trust assets                22,743,660        30,441,101
Present value discount (various rates)            (3,639,912)       (2,694,986)
                                                ------------      ------------
Other trust assets value                        $ 19,103,748      $ 27,746,115
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

5. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $3,838,243 at September 30, 2004 and $4,271,302 at December 31, 2003 represent the estimated costs of operating the Trust through its expected termination on January 21, 2006, discounted using a present value factor of 4.25% at September 30, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

6. SETTLEMENT LIABILITY

The settlement liability at September 30, 2004 and December 31, 2003 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in other trust assets of approximately $250,000 and receivables of approximately $450,000.

7. CHANGES IN OTHER TRUST ASSETS

During the three months ended September 30, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $960,000 increase in other trust assets. Included in actual operating results are sales of approximately $5.8 million for the sale of various Westside lots, Bloomington building 4 and various other assets.

During the three months ended September 30, 2003 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $4.5 million increase in other trust assets. Included in actual operating results are sales of approximately $2.0 million for the sale of property at Ironwood and Southern and various other lots and parcels from Westside Property.

During the nine months ended September 30, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $4.3 million increase in other trust assets. Included in actual operating results are sales of approximately $11.1 million for the sale of various Westside lots, Bloomington building 3 and 4, Prescott Country Club lot and various other assets.

During the nine months ended September 30, 2003 the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.7 million decrease in other trust assets. Included in actual operating results are sales of approximately $6.6 million for the sale of the Park at Juniper Ridge, property in Casa Grande, property at Ironwood and Southern and various other lots and parcels from ASC San Antonio and Westside Property.

8. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has been signed by both parties and approved by the Bankruptcy Court. The Trust has received the cash and the real estate from the settlement and has recorded this asset at its fair value in the accompanying consolidated financial statements.


In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees in the note receivable portion of the accompanying consolidated financial statements. Additionally Mr. Blair has filed for personal bankruptcy protection, and has turned over certain assets to the Chapter 7 trustee for liquidation. The Trust holds secured and unsecured claims in the Blair bankruptcy case and is working on an agreement with the Chapter 7 trustee to maximize recovery for the Trust from the proceeds from the sale of certain Blair assets. The agreement has not been finalized and recovery, if any, is unknown at this time. No amount has been recorded in the accompanying consolidated financials statements in regards to being a creditor in the Blair bankruptcy filing.

The Trust holds a note receivable in an outstanding amount of approximately $1.75 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona as a partial payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. Two (2) of the defendants have made a claim in the form of an affirmative defense, that the Trust has filed a wrongful claim against the real property. Three (3) of the defendants have now filed answers. The remaining four (4) defendants claim no interest in the real property. The Trust has valued this note at approximately $1.75 million and it is included in the notes receivable portion of the accompanying consolidated financial statements.

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The Crotts and the Trust have reached a settlement in which the Trust will pay the Crotts $25,000 and the Crotts will disclaim all rights to any funds held by the Trust. The settlement was approved by the Bankruptcy Court and the settlement amount was paid by the Trust in August 2004.


Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.


9. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended September 30, 2004 and September 30, 2003, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of $8,929,719 and $46,543,423, respectively, consisting of the following:

                                                       Three months ended
                                                   ---------------------------
                                                    September 30,  September 30,
                                                        2004           2003
                                                   -----------     -----------
Principal  and  interest  received  from notes     $   525,772     $45,446,512
receivable
Cash flows from other trust assets                   8,403,947       1,096,911
                                                   -----------     -----------
Total                                              $ 8,929,719     $46,543,423
                                                   ===========     ===========


Conversely, for the same respective periods, the Trust paid out $959,003 and $40,947,304, respectively, as follows:

                                                Three months ended
                                          ----------------------------
                                          September 30,   September 30,
                                             2004            2003
                                          ------------    ------------
Trust operations                          $  (948,517)    $   (419,306)
Payable to Class 5 creditors                       -                        -
Principal and interest payments on
collateralized notes payable                       -        (2,167,328)
Distributions to Class 3A & 3B                (10,486)     (38,360,670)
                                          ------------    ------------
Total                                     $  (959,003)    $(40,947,304)
                                          ============    ============


Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds, if any, and are net of returned distributions and reserves.

16. SUBSEQUENT EVENTS

On October 22, 2004 a sale of loans was completed for approximately $1.25 million which equaled book value at September 30, 2004.

On October 28, 2004 the sale of Tamuning Guam was completed for approximately $3.1 million which equaled book value at September 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three and nine months ended September 30, 2004 and September 30, 2003 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 1.


                                                    Three months ended                      Nine months ended
                                              --------------------------------      --------------------------------
                                              September 30,      September 30,      September 30,     September 30,
                                                  2004               2003               2004               2003
                                              -------------      -------------      -------------      -------------

Net assets in liquidation                     $  28,062,886      $  85,393,358      $  31,665,813      $ 194,833,341

Interest income on notes receivable                  88,954            345,056            307,653          3,077,529
Interest expense on notes payable                      --              (12,215)              --             (134,173)
Changes in fair value of other trust
assets and liabilities                              962,832          4,528,147          4,250,568         (1,696,315)
Changes in fair value of estimated costs
to complete liquidation                                --           (1,139,534)        (1,872,213)        (1,139,534)
Distributions to holders of Class 3A and
3B beneficial interests                             (10,486)       (38,024,079)        (5,247,635)      (143,850,115)
                                              -------------      -------------      -------------      -------------

Net assets in liquidation, September 30,
2004 and September 30, 2003, respectively     $  29,104,186      $  51,090,733      $  29,104,186      $  51,090,733
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

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


The estimated fair value of the Trust's net assets in liquidation increased approximately $1 million for the three months ended September 30, 2004 as compared to an approximately $34.3 million decrease for the three months ended September 30, 2003. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended September 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $89,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $960,000 and (iii) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $10,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended September 30, 2003 include (i) interest income from notes receivables which increased net assets by approximately $345,000, (ii) interest expense for notes payable which decreased net assets by approximately $12,000, (iii) increase in value of certain other trust assets including litigation proceeds and related settlement liability which increased net assets by approximately $4.5 million, (iv) an increase in estimated costs to complete liquidation which decreased net assets by approximately $1.1 million, and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $38 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received and notes sold. Interest expense on notes payable decreased from 2004 as compared 2003 because the notes were paid off subsequent to September 30, 2003. The changes in fair value of other trust assets in 2004 as compared to 2003 were as a result of variations in the fair market value of assets and certain related liabilities and sales or operations of these assets.

In the three months ended September 30, 2004, the Trust distributed approximately $10,000 to holders of Class 3A or 3B beneficial interests. The Class 3A and 3B beneficial interest were valued at approximately $29.1 million at September 30, 2004.

In the three months ended September 30, 2003, the Trust distributed approximately $38 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets and the distribution of the Trust's share of litigation proceeds. The Class 3A and 3B beneficial interest were valued at approximately $51 million at September 30, 2003.

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The estimated fair value of the Trust's net assets in liquidation decreased approximately $2.6 million for the nine months ended September 30, 2004 as compared to approximately $143.7 million decrease for the nine months ended September 30, 2003. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the nine months ended September 30,
2004 include (i) interest income from notes receivables which increased net assets by approximately $308,000, (ii) increase in value of certain other trust assets which increased net assets by approximately $4.3 million, (iii) an increase in estimated costs to complete liquidation which decreased net assets by approximately $1.9 million, and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $5.2 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the nine months ended September 30, 2003 include (i) interest income from notes receivable which increased net assets by approximately $3.1 million, (ii) interest expense for notes payable which decreased net assets by approximately $134,000, (iii) decrease in value of certain other trust assets which decreased net asset by approximately $1.7 million, (iv) an increase in estimated costs to complete liquidation which decreased net assets by approximately $1.1 million, and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $143.9 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received and notes sold. Interest expense on notes payable decreased from 2004 as compared 2003 because the notes were paid off subsequent to September 30, 2003. The changes in fair value of other trust assets in 2004 as compared to 2003 were as a result of variations in the fair market value of assets and certain related liabilities and sales or operations of these assets.

In the nine months ended September 30, 2004, the Trust distributed approximately $5.2 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interest were valued at approximately $29.1 million at September 30, 2004.

In the nine months ended September 30, 2003, the Trust distributed approximately $143.9 million to holders of Class 3A or 3B beneficial interests. These distributions were made principally from collections on Trust Assets and proceeds from litigation. The Class 3A and 3B beneficial interests were valued at approximately $51 million at September 30, 2003.

Non-cash trust assets at September 30, 2004 and December 31, 2003 were comprised of the following:

   NON-CASH ASSETS IN LIQUIDATION AT          September 30,   December 31,
          ESTIMATED FAIR VALUE                   2004             2003
                                              -----------     -----------

Receivables, net                              $ 3,849,448     $ 4,190,921
Other trust assets, net                        19,103,748      27,746,115
Fair value of expected cash
 flows from settlements                              --           420,750
                                              -----------     -----------
                                              $22,953,196     $32,357,786
                                              ===========     ===========


The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At September 30, 2004 and December 31, 2003, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its expected termination on January 21, 2006, discounted using a 4.25% present value factor at September 30, 2004 and a 4.00% present value factor at December 31, 2003.

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

The following table sets forth, as of September 30, 2004, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future.

                                Payments Due by Period
                Total         Less than 1 Year 2-3 Years     4-5 Years   After 5 Years
                -----           ----------      ---------    ---------   -------------
Operating Leases                  $10,268        $12,535       $--         $--
                                  -------        -------       ---         ---
Total Contractual Commitments     $10,268        $12,535       $--         $--
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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.



                                     PART II

Item 1. Legal Proceedings.

Chaparral Pines

In 2002 a complaint alleging four (4) separate causes of action was filed in the Superior Court against BFA's former limited liability company member, Chaparral Pines, LLC, in the development of the Chaparral Pines property. The Trust was able to reach a settlement agreement with Chaparral Pines LLC consisting of the Trust receiving $300,000 in cash and real estate valued at approximately $420,000 net of selling costs. The settlement agreement has been signed by both parties and approved by the Bankruptcy Court. The Trust has received the cash and the real estate from the settlement and has recorded this asset at its fair value in the accompanying consolidated financial statements.


William Blair

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. The Trust has authorized the initiation of a new lawsuit to recover a substantial number of real property transfers made by Mr. Blair to mostly third party related entities on the eve of the Superior Court judgments. These claims will be pursued under Arizona state law theories of fraudulent transfer. With regard to the remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral to third parties without lien releases, the Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Title Company also has on file a Motion for Award of Fees seeking an award of fees and costs incurred. The Bankruptcy Court awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees in the note receivable portion of the accompanying consolidated financial statements. Additionally Mr. Blair has filed for personal bankruptcy protection, and has turned over certain assets to the Chapter 7 trustee for liquidation. The Trust holds secured and unsecured claims in the Blair bankruptcy case and is working on an agreement with the Chapter 7 trustee to maximize recovery for the Trust from the proceeds from the sale of certain Blair assets. The agreement has not been finalized and recovery, if any, is unknown at this time. No amount has been recorded in the accompanying consolidated financials statements in regards to being a creditor in the Blair bankruptcy filing.

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

Glen Crotts

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The Crotts and the Trust have reached a settlement in which the Trust will pay the Crotts $25,000 and the Crotts will disclaim all rights to any funds held by the Trust. The settlement was approved by the Bankruptcy Court and the settlement amount was paid by the Trust in August 2004.


Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BFA LIQUIDATION TRUST

Date: November 12, 2004                By:      /s/ Clifton R. Jessup, Jr.
                                                --------------------------
                                       Name:    Clifton R. Jessup, Jr.,
                                       Title:   Liquidating Trustee

Date : November 12, 2004               By:       /s/ Mark A. Roberts
                                                --------------------------
                                       Name:    Mark A. Roberts
                                       Title:   Assistant to the
                                                Liquidating Trustee