Form 10-K
period 2004-12-31
BFA LIQUIDATION TRUST
filed 2005-03-31
CIK 1140513

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 29, 2005, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-K
                                Table of Contents

                                     PART I

Item 1. Business.                                                                                1

Item 2. Properties.                                                                              2

Item 3. Legal Proceedings.                                                                       2

Item 4. Submission of Matters to a Vote of Security Holders.                                     3

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        and Issuer Purchases of Equity Securities                                                3

Item 6. Selected Financial Data.                                                                 4

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.    4

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.                             10

Item 8. Financial Statements and Supplementary Data.                                             11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    25

Item 9A. Controls and Procedures.                                                                25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.                                     26

Item 11. Executive Compensation.                                                                 27

Item 12. Security Ownership of Certain Beneficial Owners and Management.                         29

Item 13. Certain Relationships and Related Transactions.                                         29

Item 14. Principal Accounting Fees and Services.                                                 30

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                        31

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

The Trust is set to terminate on the later of: (i) the date of entry by the Bankruptcy Court of the final decree which fully and finally closes the Chapter 11 cases (the "FINAL DECREE"); or (ii) the date upon which all of the Trust Assets have been distributed to the Beneficiaries and there are no remaining assets expected to be received in the Trust Assets, provided, however, that the Trust will terminate no later than January 22, 2006, the fifth (5th) anniversary of the Effective Date. On or prior to such termination date, the Bankruptcy Court, upon motion by a party in interest, may extend the term of the Trust upon a finding by the Bankruptcy Court that the extension is necessary for the liquidating purposes of the Trust. Extensions may be obtained so long as each extension is approved by the Bankruptcy Court six (6) months prior to the expiration of the original term and each extended term. The Trust intends to ask the Bankruptcy Court for a one (1) year extension.

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

Availability of SEC Reports
The Trust' s website address is www.bfalt.org. The Trust makes available free of charge upon request through its internet website or mail, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15
(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after the Trust electronically files such material with or furnishes it to the SEC. Materials posted on the Trust' s website are not incorporated by reference into this annual report on Form 10-K.

Item 2. Properties.

The Trust does not have any material physical properties, except for such properties that are held for sale.

Item 3. Legal Proceedings.


William Blair

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distribution based onthe Trusts pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005 and the Trust is now awaiting the judges ruling. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees ($231,000) in the receivables, net portion of the accompanying consolidated financial statements.

W.H.H.C

The Trust holds a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants have filed counter-claims against the Trust asserting that the Trust has wrongfully filed lis pendens against the subject property. If such counter-claims are successful the result is a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust have filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February 2005. The motions are all still under advisement and the Superior Court has set a trial date for July 2005. The Trust believes it will prevail in this case and therefore the estimated value of the note has been included in the receivables, net portion of the accompanying consolidated financial statements.

Glen Crotts

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The Crotts have denied the assertions against them and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have reached a settlement in which the Trust will pay the Crotts $25,000 and the Crotts will give up all claims to funds held by the Trust. The settlement was approved by the Bankruptcy Court and paid in August 2004.

Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of December 31, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Item 4. Submission of Matters to a Vote of Security Holders.

The Trust has no outstanding voting securities and, thus, no matters were submitted to a vote of security holders during the year ended December 31, 2004.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Class 3A and 3B beneficial interests are not listed or traded on a public exchange.

The  following  is a schedule  of cash  distributions  NET OF  DISPUTED  ACCOUNT
RESERVES made to holders of Class 3A and 3B Trust beneficial interest holders and other classes for the years ending December 31, 2004 and December 31 ,2003:

                                                                January 1, 2004 to       January 1, 2003 to
                                                                December 31, 2004        December 31, 2003
                                                                -----------------        -----------------
Class 3A and 3B holders - Trust Asset proceeds                     $16,600,000              $75,750,000
Class 3A and 3B holders - Trust's share of litigation
proceeds (*)                                                                 -               93,470,000
All Other Class holders                                                      -                6,330,000
                                                                   ------------            -------------
Total Distributions                                                $16,600,000             $175,550,000
                                                                   ============            =============

Note (*) - During 2003 the Trust distributed approximately $186.9 million in litigation proceeds. Per the court approved plan of allocation, 50% of these proceeds were allocated to the Trust and the remaining 50 % was distributed to the class action members. The amount detailed in this schedule reflects only the Trust's 50% share of these proceeds for 2003.

Item 6. Selected Financial Data.


The selected historical financial data presented below for the year ended December 31, 2004, for the year ended December 31, 2003, for the year ended December 31, 2002 and for the period from January 22, 2001 to December 31, 2001 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 8.

                                               January 1, 2004     January 1,       January 1,     January 22,
                                                      to             2003 to         2002 to         2001 to
                                                 December 31,     December 31,     December 31,    December 31,
                                                     2004             2003             2002            2001
                                               ----------------- ---------------- --------------- ---------------
Net Assets in liquidation, beginning                $31,665,813     $194,833,341    $128,980,963    $171,414,559

Interest on notes receivable                            402,883        3,324,670       6,230,184       7,409,609
Interest on notes payable                                     -        (120,579)       (564,192)     (1,057,361)
Changes in fair value of other trust assets
and liabilities                                       6,377,238      (2,023,541)      92,189,547     (1,705,848)
Changes in fair value of estimated costs to
complete liquidation                                (2,814,528)      (1,032,616)         675,351               -
Distributions to holders of Class 3A and 3B
beneficial interests                               (16,081,696)    (163,315,462)    (32,678,512)    (47,079,996)
                                                    -----------      -----------    ------------    ------------

Net assets in liquidation, ending                   $19,549,710      $31,665,813    $194,833,341    $128,980,963
                                                    ===========      ===========    ============    ============

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

                FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO

                        THE YEAR ENDED DECEMBER 31, 2003

The estimated fair value of the Trust's net assets in liquidation decreased approximately $12.1 million for the year ended December 31, 2004 as compared to an approximately $163.2 million decrease for the year ended December 31, 2003. Factors which contributed to the net decrease of the net asset value of the

Trust's net assets for the year ended December 31, 2004 include (i) interest income from notes receivables which increased net assets by approximately $403,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $6.4 million, (iii) an increase in estimated costs to liquidate which decreased net assets by approximately $2.8 million and (iv) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $16.1 million. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the year ended December 31, 2003 include (i) interest income from notes receivables which increased net assets by approximately $3.3 million, (ii) interest expense for notes payable which decreased net assets by approximately $121,000, (iii) a decrease in value of certain other trust assets offset by an increase in litigation proceeds and related settlement liability which increased net assets by approximately $2.0 million, (iv) an increase in estimated costs to liquidate which increased net assets by approximately $1.0 million and (v) distributions to holders of Class 3A and 3B beneficial interests which decreased net assets by approximately $163.3 million.

Interest income from notes receivable decreased in 2004 as compared to 2003 because of principal payments received and notes sold. Interest expense on notes payable decreased from 2004 as compared 2003 because of principal payments made by the Trust during 2003 which paid off all note payables. The changes in fair value of other trust assets in 2004 as compared to 2003 changed because of the changes in the fair market value of assets and certain related liabilities. The changes in the estimated costs to complete liquidation in 2004 were the result of a revised budget for the term of the Trust.

In 2004, the Trust distributed approximately $16.1 million to holders of Class 3A or 3B beneficial interests. This distribution was made principally from collections on Trust Assets. The Class 3A and 3B beneficial interest were valued at approximately $19.5 million at December 31, 2004.


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

Non-cash  trust assets at December 31, 2004 and December 31, 2003 were comprised of the following:
        NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE           December 31,          December 31,
                                                                            2004                  2003
                                                                       ----------------     -----------------
Receivables, net                                                         $ 1,586,280          $ 4,190,921
Other trust assets, net                                                   18,615,802           27,746,115
Fair value of expected cash flows from settlements                                 -              420,750
                                                                         ------------         ------------
TOTAL ASSETS                                                             $20,202,082          $32,357,786
                                                                         ============         ============

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At December 31, 2004 and December 31, 2003, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its termination, discounted using a 5.25% present value factor at December 31, 2004 and a 4.00% present value factor at December 31, 2003.

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

During December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R required companies to expense the fair value of employee stock options and is effective for the first fiscal quarter beginning after June 15, 2005. The adoption of SFAS No 123(R) will not have an impact on the Trust's consolidated financial statements or disclosures.

In November 2004, the FASB issued Statement of Financial Accounting Standard ( SFAS ) No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective on January 1, 2006 and adoption of this statement will not have an impact on the Trust's consolidated financial statements or disclosures.

In October 2004, the FASB ratified the EITF s consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This consensus requires that contingently convertible debt instruments, commonly referred to as Co-Cos, be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. This issue is effective for periods ending after December 15, 2004. The adoption of this interpretation will not have an impact on the Trust's consolidated financial statements or disclosures.

On September 30, 2004, the Emerging Issues Task Force ( EITF ) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investments is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of this interpretation will not have an impact on the Trust's consolidated financial statements or disclosures.

On March 9, 2004 the SEC issued SEC Staff Accounting Bulletin No. 105 (SAB 105) which summarized the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB 105, the Trust did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB 105 will not have an impact on the Trust's consolidated financial statements or disclosures.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, ( SOP 03-3 ) Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and will not have an impact on consolidated financial statements or disclosures.

In  December  2003,  President  Bush  signed  the  Medicare  Prescription  Drug,
Improvement and Modernization Act of 2003 ( Modernization Act ), which introduces a prescription drug benefit under Medicare into law. On May 19, 2004, FASB issued FASB Staff Position FAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ( FSP FAS No. 106-2 ) which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. This Act will not have an impact on the Trust's consolidated financial statements or disclosures.

As of December 31, 2004, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future is $17,935 for the next 1 year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trusts principal exposure to risk relates to interest rate risk, credit risk and market risk associated with the types of assets being sold. An adverse change in interest rates would not have a material adverse impact on the Trust's operations or net assets. Adverse changes in credit or market risk could have a material adverse affect on the Trust's operations and net assets. The Trust has attempted to minimize this risk by discounting the Trust Assets based on the asset's exposure to credit or market risk and historical experiences of the asset.



                  [Remainder of Page Intentionally Left Blank]

Item 8. Financial Statements and Supplementary Data.

             Report of Independent Registered Public Accounting Firm

To the Liquidating Trustee, Board of Directors And holders of the beneficial interests of the BFA Liquidation Trust:


We have audited the accompanying consolidated statements of net assets in liquidation of BFA Liquidation Trust and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of BFA
Liquidation Trust and its subsidiaries at December 31, 2004 and December 31, 2003, and the statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

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



PricewaterhouseCoopers LLP
Phoenix, Arizona
March 29, 2005

                             BFA LIQUIDATION TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                    December 31, 2004      December 31, 2003
                                                                    -----------------      -----------------
          ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents (note 2)                                     $ 3,754,649             $ 4,032,941
Receivables, net (note 3)                                                1,586,280               4,190,921
Other trust assets, net (note 4)                                        18,615,802              27,746,115
Restricted cash and cash equivalents (note 5)                              360,200                 630,884
Fair value of expected cash flows from settlements (note 6)                   --                   723,937
                                                                       -----------             -----------

      TOTAL ASSETS                                                      24,316,931              37,324,798
                                                                       -----------             -----------

                   LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities (note 7)                          527,866               1,037,939
Notes payable (note 8)                                                        --                      --
Estimated costs to complete liquidation (note 9)                         3,889,611               4,271,302
Settlement liability (note 10)                                             349,744                 349,744
                                                                       -----------             -----------

      TOTAL LIABILITIES                                                  4,767,221               5,658,985
                                                                       -----------             -----------

Commitments and contingencies (note 13)

      NET ASSETS IN LIQUIDATION                                        $19,549,710             $31,665,813
                                                                       ===========             ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE
FOLLOWING:
 Class "3A" Certificate,
       448,610,056 units  outstanding,  $.03 per unit at December
       31, 2004 and $.06 per unit at December 31, 2003                  14,969,867             $26,949,857
 Class "3B" Certificate,
       137,246,636 units  outstanding,  $.03 per unit at December
       31, 2004 and $.03 per unit at December 31, 2003                   4,579,843               4,715,956
                                                                       -----------             -----------

      TOTAL NET ASSETS                                                 $19,549,710             $31,665,813
                                                                       ===========             ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.


                                             BFA LIQUIDATION TRUST AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                                              January 1,           January 1,            January 1,
                                                                               2004 to              2003 to               2002 to
                                                                             December 31,         December 31,         December 31,
                                                                                 2004                 2003                 2002
                                                                            -------------        -------------        -------------
Net Assets in liquidation, beginning                                        $  31,665,813        $ 194,833,341        $ 128,980,963

Interest on notes receivable                                                      402,883            3,324,670            6,230,184
Interest on notes payable                                                            --               (120,579)            (564,192)
Changes in fair value of other trust assets and
liabilities                                                                     6,377,238           (2,023,541)          92,189,547
Changes in fair value of estimated costs to complete
liquidation                                                                    (2,814,528)          (1,032,616)             675,351
Distributions to holders of Class 3A and 3B beneficial
interests                                                                     (16,081,696)        (163,315,462)         (32,678,512)
                                                                            -------------        -------------        -------------

Net assets in liquidation, ending                                           $  19,549,710        $  31,665,813        $ 194,833,341
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets will be grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five
(5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust. The Trust intends to ask the Bankruptcy Court for a one (1) year extension.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2004 and December 31, 2003 and for the years ended December 31, 2004, 2003 and 2002 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

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


CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. At December 31, 2004 and December 31, 2003, substantially all cash balances were in excess of federally insured limits. In accordance with the terms of the Liquidating Trust Agreement, all cash balances are invested in "Eligible Institutions" and into "Eligible Investments" as defined by the Trust agreement. Restricted cash and cash equivalents represent reserves for disputed claims as required under the Plan.

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

Notes payable are reported in the accompanying consolidated financial statements at their stated amounts. The Trust has no notes payable at December 31, 2004 or 2003.

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its termination, discounted using a present value factor of 5.25% at December 31, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 6 and 9). Given that there is inherent uncertainty in the estimation process, actual results could be materially different. The Trust intends to ask the Bankruptcy Court for a one (1) year extension.

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

NEW ACCOUNTING PRONOUNCEMENTS

During December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R required companies to expense the fair value of employee stock options and is effective for the first fiscal quarter beginning after June 15, 2005. The adoption of SFAS No 123(R) will not have an impact on the Trust's consolidated financial statements or disclosures.

In November 2004, the FASB issued Statement of Financial Accounting Standard ( SFAS ) No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective on January 1, 2006 and adoption of this statement will not have an impact on the Trust's consolidated financial statements or disclosures.

In October 2004, the FASB ratified the EITF s consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This consensus requires that contingently convertible debt instruments, commonly referred to as Co-Cos, be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent feature has been met. This issue is effective for periods ending after December 15, 2004. The adoption of this interpretation will not have an impact on the Trust's consolidated financial statements or disclosures.

On September 30, 2004, the Emerging Issues Task Force ( EITF ) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investments is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of this interpretation will not have an impact on the Trust's consolidated financial statements or disclosures.

On March 9, 2004 the SEC issued SEC Staff Accounting Bulletin No. 105 ( SAB 105 ) which summarized the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB 105, the Trust did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB 105 will not have an impact on the Trust's consolidated financial statements or disclosures.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, ( SOP 03-3 ) Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and will not have an impact on consolidated financial statements or disclosures.

In  December  2003,  President  Bush  signed  the  Medicare  Prescription  Drug,
Improvement and Modernization Act of 2003 ( Modernization Act ), which introduces a prescription drug benefit under Medicare into law. On May 19, 2004, FASB issued FASB Staff Position FAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ( FSP FAS No. 106-2 ) which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. This Act will not have an impact on the Trust's consolidated financial statements or disclosures.

2. CASH AND CASH EQUIVALENTS

The Trust maintains balances in various operating and money market accounts in excess of federally insured limits. Cash and cash equivalents were $3,754,649 at December 31, 2004 and $4,032,941 at December 31, 2003.

3. RECEIVABLES, NET

At December 31, 2004, net receivables consisted primarily of an approximately $1.4 million note from W.H.H.C. and an approximately $231,000 note from William Blair collateralized by real estate. At December 31, 2003, net receivables consisted primarily of an approximately $820,000 note from W.H.H.C., an approximately $1.3 million note from Clearly Waikoloa, approximately $1.4 million from various note receivables related to land contracts, and approximately $680,000 of various other mortgage notes receivable and commercial receivables most of which are collateralized by real estate. During July 2003 the Shea note receivable was paid in full.

The following is a summary of gross cash flows and related valuation allowances at:

                                                                     December 31, 2004      December 31, 2003
                                                                     -----------------      -----------------
Total gross future cash flows from notes receivable                     $  9,161,445          $ 42,870,365
Collectibility discount                                                   (7,575,165)          (38,391,751)
Present value discount (8-9%)                                                   --                (287,693)
                                                                        ------------          ------------
Net receivables                                                         $  1,586,280          $  4,190,921
                                                                        ============          ============

Some of the debtors are in default on their contractual obligations to the Trust. The Trust has established reserves on these receivables, however the Trust is aggressively pursuing collection of these debts by various means including, but not limited to, foreclosure and litigation, and recoveries from these actions, if any, could be material.

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

Other trust assets consist of the following:

                                                                     December 31, 2004    December 31, 2003
                                                                     -----------------    -----------------
Real estate assets and partnerships, net                               $ 15,466,014         $ 24,932,982
Investments in other operating companies, net                             4,978,604            5,212,277
Other assets, net                                                           121,527              295,842
                                                                       ------------         ------------
Future value of other trust assets                                       20,566,145           30,441,101
Present value discount (various rates)                                   (1,950,343)          (2,694,986)
                                                                       ------------         ------------
Other trust assets value                                               $ 18,615,802         $ 27,746,115
                                                                       ============         ============

Real estate assets and partnership interests consist of the following at December 31, 2004

     o NEWLAND TFC LLC, a series of two distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders. The Trust owns 99% of Newland TFC, LLC.

     o VARIOUS OTHER REAL ESTATE ASSETS including partnership interests, raw land and commercial land and a ground lease.

Investments in other non-public operating companies consist of ownership in a venture capital company.

Other assets consist principally of prepaid expenses.

Real estate assets and partnership interests consist of the following at December 31, 2003

     o NEWLAND TFC LLC, a series of two distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders. The Trust owns 99% of Newland TFC, LLC.

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

5. RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents of $360,200 at December 31, 2004 and $630,884 at December 31, 2003 consisted of reserves for possible distributions for disputed obligations arising from proof of claim issues not currently recorded as liabilities on the Trust balance sheet.

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities total $527,866 at December 31 2004 and $1,037,939 at December 31, 2003, all of which relates to accrued expenses for the operation of the Trust.

8. NOTES PAYABLE

At December 31, 2004 and 2003 the Trust had no outstanding notes payable. The final note payable was paid in full during July 2003.

9. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $3,889,611 at December 31, 2004 and $4,271,302 at December 31, 2003 represent the estimated costs of operating the Trust through its termination, discounted using a present value factor of 5.25% at December 31, 2004 and 4.00% at December 31, 2003. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. The Trust intends to ask the Bankruptcy Court for a one (1) year extension.

10. SETTLEMENT LIABILITY

The settlement liability at December 31, 2004 and 2003 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in other trust assets of approximately $250,000 and receivables of approximately $450,000. In January 2003 the courts approved an allocation process for the January 2003 settlements whereby the Trust and the class action each are allocated 50% of the settlement proceeds. All of the class action investors are beneficial holders of the Trust, however not all beneficial holders of the Trust are class action investors. From all Litigation Claims, the Trust will distribute its allocated share of the proceeds to the beneficial holders on a pro rata basis in accordance with the Plan. The class action proceeds will be distributed to its investors based on a formula as agreed by its members. The Trust has recorded a settlement liability for the settlement proceeds, net of legal fees, equal to the amount allocated to the class action. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

11. CHANGES IN OTHER TRUST ASSETS

During the year ended December 31, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $6.4 million increase in other trust assets. Included in actual operating results are sales of approximately $15.7 million for the sale of the Bloomington Indiana Buildings, Prescott Country Club, Tamuning Guam and various Westside Property and other parcels and note receivables.

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

DISTRIBUTIONS TO TRUST BENEFICIARIES. Each holder of Class 3A or Class 3B claims ("INVESTORS") received an uncertificated, beneficial interest in the Trust, which entitles the Investor to receive cash distributions from the Trust based upon the orderly liquidation of all of the Trust assets and the recoveries, if any, from litigation against potentially responsible third parties. All Investors will share, on a pro rata basis, the first $80,000,000 in proceeds from the liquidation of the Trust assets after payment to other creditors with a greater payment priority. All proceeds from the liquidation of the Trust assets in excess of $80,000,000 up to and including $160,000,000, will be distributed on a pro rata basis between 3B investors and 3A investors; however, the 3A investors will receive a collateralized investor premium of $13,200,000. All proceeds from the liquidation of the Trust assets in excess of $160,000,000 will be distributed on a pro rata basis between 3A investors and 3B investors. Recoveries, if any, from the litigation against potentially responsible parties will be distributed to all Investors on a pro rata basis. The Class 3A and Class 3B net asset value on the balance sheet has been calculated based on the above distribution requirements. Cash distributions to Class 3A and Class 3B beneficial interests amounted to approximately $16.1 million, $163.3 million and
32.7 million, including the Trust's 50% share of litigation distributions, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Under the Plan, the general unsecured creditors in Class 5 received an uncertificated, beneficial interest in the Trust, entitling them to their pro rata share of 10% of the net proceeds from such liquidation and 10% of the net proceeds from the Avoidance Actions until they are paid their respective allowed amount. If the Class 5 claims are not paid in full in accordance with the Plan by the end of the two-year period commencing January 22, 2001, the holders of the Class 5 claims will be entitled to 100% of the liquidation proceeds from the sale of the Trust Assets until such holders are paid in full in accordance with the Plan. As of December 31, 2004 all Class 5 and 6 claims have either been paid in full or fully reserved for.

13. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of December 31, 2004 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distribution based on the Trusts pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The District Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The Bankruptcy Court heard oral arguments regarding the appeal in March, 2005 and the Trust is now awaiting the judges ruling. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees ($231,000) in the receivables, net portion of the accompanying consolidated financial

The Trust holds a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants have filed counter-claims against the Trust asserting that the Trust has wrongfully filed lis pendens against the subject property. If such counter-claims are successful the result is a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust have filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February 2005. The motions are all still under advisement and the Superior Court has set a trial date for July 2005. The Trust believes it will prevail in this case and therefore the estimated value of the note has been included in the receivables, net portion of the accompanying consolidated financial statements.

On November 12, 2003 the Trust filed an adversary proceeding against Glen and Nannie Lou Crotts and the Glen E. Crotts Revocable Trust ("CROTTS"). Glen and Nannie Lou Crotts are the parents of past BFA president William Crotts and Glen Crotts served as president of BFA prior to William Crotts. The Crotts have denied the assertions against them and have filed counterclaims against the Trust for withholding distributions on $537,219 of their investments in BFA and $18,000 from another partnership. The Crotts and the Trust have reached a settlement in which the Trust will pay the Crotts $25,000 and the Crotts will give up all claims to funds held by the Trust. The settlement was approved by the Bankruptcy Court and paid in August 2004.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

14. LEASES

The Trust entered into certain lease obligations to carry out the purpose of the Trust as discussed in Note 1. These operating lease obligations for office space and office equipment call for approximate payments between $800 - $3,400 monthly through January 2006. It may be necessary for the Trust to renew or commit to future lease obligations to continue to carry out the activities of the Trust until the Trust is terminated. The Trust has entered into a lease agreement with Greenberg Traurig for one office at it's Phoenix office for $450 per month until January 2006. Rent expense for 2004, 2003, 2002 and 2001 was $63,717, $91,600,
$221,000 and $219,100, respectively. The estimated rental payments are included in estimated costs to complete liquidation and litigation.

15. CASH RECEIPTS AND DISBURSEMENTS

For the year ended December 31, 2004, December 31, 2003, and December 31, 2002 , the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $19.5 million, $264.4 million and $47.8 million respectively, consisting of the following:

                                                 January 1, 2004     January 1, 2003    January 1, 2002 to
                                                 to December 31,     to December 31,     December 31, 2002
                                                       2004                2003
                                                 ---------------     ---------------     -----------------
Principal  and  interest  received  from notes    $  3,401,675          $ 55,729,327          $ 18,647,857
receivable
Cash flows from other trust assets                  16,108,022           208,623,346            29,151,787
                                                  ------------          ------------          ------------
Total                                             $ 19,509,697          $264,352,673          $ 47,799,644
                                                  ============          ============          ============

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $19.8 million, $262.6 million and $46.6 million, respectively, as follows:

                                             January 1, 2004 to      January 1, 2003 to      January 1, 2002 to
                                             December 31, 2004        December 31, 2003      December 31, 2002
                                             -----------------        -----------------      -----------------
Trust operations                                $  (3,706,292)          $  (3,337,531)        $  (5,050,748)
Payable to Class 5 creditors                             --                (2,308,738)           (5,946,085)
Principal and interest payments on
collateralized notes payable                             --                (4,126,217)           (2,897,091)
Distributions to Class 3A & 3B                    (16,081,697)           (252,802,053)          (32,678,512)
                                                -------------           -------------         -------------
Total                                           $ (19,787,989)          $(262,574,539)        $ (46,572,436)
                                                =============           =============         =============

Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds and are net of returned distributions and reserves.

16. SUBSEQUENT EVENTS

During January and February 2005 the Trust held and sold numerous small parcels of real estate or ground leases resulting in the Trust receiving net proceeds of approximately $1.0 million.

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data for fiscal 2004 and 2003 is as follows:


                                             BFA LIQUIDATION TRUST AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                            MARCH 31,            JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                                               2004                2004                2004                2004
                                                           ------------        ------------        ------------        ------------
Net assets in liquidation, beginning                       $ 31,665,813        $ 31,292,813        $ 28,062,886        $ 29,104,186

Interest on notes receivable (note 3)                           130,336              88,363              88,954              95,230
Interest on notes payable (note 8)                                 --                  --                  --                  --
Changes in fair value of other trust assets
and liabilities (notes 10 & 11)                                (503,336)          3,791,072             962,832           2,126,670
Changes in fair value of estimated costs to
complete liquidation (note 9)                                      --            (1,872,213)               --              (942,315)
Distributions to holders of Class 3A and 3B
beneficial interests (note 12)                                     --            (5,237,149)            (10,486)        (10,834,061)
                                                           ------------        ------------        ------------        ------------

Net assets in liquidation, ending                          $ 31,292,813        $ 28,062,886        $ 29,104,186        $ 19,549,710
                                                           ============        ============        ============        ============

                                                            MARCH 31,            JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                                               2003                2003                2003                2003
                                                           ------------        ------------        ------------        ------------
Net assets in liquidation, beginning                      $ 194,833,341       $ 100,959,333       $  85,393,358       $  51,090,733

Interest on notes receivable (note 3)                         1,507,478           1,224,995             345,056             247,141
Interest on notes payable (note 8)                              (58,584)            (63,374)            (12,215)             13,594
Changes in fair value of other trust assets
and liabilities (notes 10 & 11)                              (1,754,223)         (4,470,239)          4,528,147            (327,226)
Changes in fair value of estimated costs to
complete liquidation (note 9)                                      --                  --            (1,139,534)            106,918
Distributions to holders of Class 3A and 3B
beneficial interests (note 12)                              (93,568,679)        (12,257,357)        (38,024,079)        (19,465,347)
                                                          -------------       -------------       -------------       -------------

Net assets in liquidation, ending                         $ 100,959,333       $  85,393,358       $  51,090,733       $  31,665,813
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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's fiscal year ended December 31, 2004, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

         The Trust's Audit Committee is made up of three (3) members of the Liquidating Trust Board, Mr. Mark Winkleman, Mr. Steve Culp and Mr. John Prince. Mr. John Prince serves as the financial expert on the Audit Committee and is independent as defined in the Exchange Act. The Trust has not adopted a code of ethics due to (i) the small number of staff employe by the Trust, (ii) the Trust's staff being required to report directly to the Liquidating Trustee and Liquidating Trust Board and (iii) the highly regulated and reviewed environment in which the Trust is required to operate under close supervision of the Bankruptcy Court.

         The following table sets forth information regarding the Liquidating Trustee and the Liquidating Trust Board. A summary of the background and experience of each of these individuals is set forth after the table.

       Name                       Age                     Position
       ----                       ---                     --------
 Clifton R. Jessup, Jr.           50             Liquidating Trustee
 Paul D. Carlson                  69             Liquidating Trust Board Member
 Stephen L. Culp                  39             Liquidating Trust Board Member
 John V. Prince                   50             Liquidating Trust Board Member
 Shirley C. Weast                 65             Liquidating Trust Board Member
 Mark E. Winkleman                46             Liquidating Trust Board Member


         Clifton R. Jessup, Jr. was approved as the Liquidating Trustee pursuant to the Confirmation Order. Mr. Jessup is a partner and the head of the Bankruptcy & Insolvency Group at the Dallas office of Greenberg Traurig LLP, which he joined in May 2004. Prior to joining Greenberg Traurig LLP, Mr. Jessup was a partner and head of the Bankruptcy & Insolvency Group at the Dallas office of Patton Boggs LLP from 1997 til 2004 and prior to Patton Boggs, Mr. Jessup was the Chairman of Dixon and Jessup, Ltd., LLP and the Managing Partner of the Dallas office of that firm from 1990 until 1997. Mr. Jessup received his Bachelor of Arts from Oakwood College in 1976 and his Juris Doctor from University of Michigan School of Law in 1978. Mr. Jessup's experience includes the representation of secured creditors, unsecured creditors, committees, equity holders, debtors and trustees in federal bankruptcy cases in over 37 states. Mr. Jessup was appointed as the Examiner in the Megafoods Stores bankruptcy case in Phoenix, Arizona in 1996. When the Plan of Liquidation was confirmed in 1998, Mr. Jessup was appointed as the Estate Representative of the Megafoods Liquidation Estate, a position that he held until the case was closed in 2001.

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

         Mark E. Winkleman is the State Land Commissioner for the State of Arizona. As well he is the founder of MGS Realty Partners LLC, which acquires and sells commercial properties. Prior to founding MGS Realty Partners LLC in 2000, Mr. Winkleman was in charge of acquisitions for Pacific Realty Advisors, where he directed the acquisition and disposition of many commercial properties from 1997 until 1999. From 1991 to 1997, Mr. Winkleman was the Senior Vice President of Grossman Company Properties, a real estate investment company in Phoenix, Arizona, where he was actively involved in the acquisition, development, financing and disposition of projects such as the Arizona Biltmore Hotel, Biltmore Fashion Park, National Bank Tower, Christown Mall, the Arizona Mills and several other significant real estate projects. Mr. Winkleman was not an Investor or a creditor in the Debtors' Chapter 11 cases, and he had no prior connection with the Debtors or the Non-Debtor Affiliates.

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

         The compensation of the Liquidating Trustee is comprised of three (3) components: hourly compensation, expense reimbursement and a performance bonus. The Liquidating Trustee's hourly compensation as set forth in the Plan was an hourly rate of $295.00, which is subject to periodic upward adjustment by the Liquidating Trust Board. In 2004, pursuant to the Plan the Trust Board approved an increase in the Liquidating Trustee's hourly rate to $395.00. The Liquidating Trustee is not compensated for his travel time to and from Phoenix, Arizona unless he is actually working on matters pertaining to the Trust during that travel time.

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

         The performance bonus to be paid to the Liquidating Trustee is based on the net recoveries paid to certain creditors and is as follows:

------------------------------------------ -------------------------------------
              Net Recoveries                Performance Bonus (expressed as a
                                              percentage of Net Recoveries)
------------------------------------------ -------------------------------------
$0 - $125,000,000                                          None
------------------------------------------ -------------------------------------
$125,000,000.01 - $250,000,000                             .25%
------------------------------------------ -------------------------------------
$250,000,000.01 - $500,000,000                             .50%
------------------------------------------ -------------------------------------
$500,000,000.01 and above                                  .75%
------------------------------------------ -------------------------------------

"Net Recoveries" means the aggregate of all distributions by the Trust to the Holders of claims in Class 3A, Class 3B and Class 5 from the liquidation of the Trust Assets and the prosecution and/or settlement of the Litigation Claims. The aggregate amount of all hourly compensation paid to the Liquidating Trustee by the Trust and the Travel Expenses reimbursed by the Trust will be deducted from the performance bonus payable to the Liquidating Trustee. As of this filing, the Liquidating Trustee is not expected to receive any monies as a performance bonus.

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

On June 10, 2004, the Bankruptcy Court entered its Order permitting the modification of the Board Compensation Agreement to allow the one-time payment of a $50,000.00 retention payment to each member of the Liquidating Trust Board as agreed between the Liquidating Trustee and the individual members of the Liquidating Trust Board. The primary business purposes of the $50,000.00 retention payment are to compensate the members of the Liquidating Trust Board for (i) agreeing to remain as a member of the Liquidating Trust Board until the completion of the winding down of the Trust due to the fact that any member's resignation prior to the completion of the winding down, would have an immediate and significant adverse impact on the ability of the Trust to effectively and efficiently perform its duties, and (ii) the risks and liabilities directors of public companies have assumed on behalf of companies as a result of the Sarbanes-Oxley Act. The retention payments are equal to approximately one-twentieth of one cent (1/20th of $0.01) per dollar claimed by the Trust beneficiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Item 13. Certain Relationships and Related Transactions.

Pursuant to the authority under the Plan, the Trust retained Patton Boggs and Greenberg Traurig, the law firms that employ or have employed Clifton R. Jessup,

Jr., the Liquidating Trustee, to handle various litigation, investigation and transactional matters. Fees charged by Patton Boggs and Greenberg Traurig for the services performed for the year ended December 31, 2004 approximate $237,000 and do not include fees and expenses for the services provided by Mr. Jessup as Liquidating Trustee. In addition to the legal services provided by Greenberg Traurig the Trust is also subleasing an office from the Phoenix office for $450 per month until January 2006.

Item 14. Principal Accounting Fees and Services

Audit Fees
The aggregate fees billed for the last two (2) fiscal years ending December 31, 2004 and December 31, 2003 was $101,200 and $103,770, respectively, for professional services rendered by the principal accountant, PricewaterhouseCoopers, LLP, for the audit of the Trust's annual financial statements and review of financial statements included in the Trust's 10Q.

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

                       BFA LIQUIDATION TRUST

                            By:     /s/ Clifton R. Jessup, Jr.
                                    --------------------------
                                    Clifton R. Jessup, Jr.,  Liquidating Trustee
                            Date: March 29, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By:      /s/ Clifton R. Jessup, Jr.
                                     --------------------------
                                     Clifton R. Jessup, Jr., Liquidating Trustee
                            Date: March 29, 2005

                            By:      /s/ Mark A. Roberts
                                     --------------------------
                                     Mark A. Roberts,
                                     Assistant to the Liquidating Trustee
                            Date: March 29, 2005

                            By:      /s/ Erik R. Anspach
                                     --------------------------
                                     Erik R. Anspach, Controller
                            Date: March 29, 2005

                            By:      /s/ Paul D. Carlson
                                     --------------------------
                                     Paul D. Carlson, Liquidating Trust Board
                            Date: March 29, 2005

                            By:      /s/ Stephen L. Culp
                                     --------------------------
                                     Stephen L. Culp, Liquidating Trust Board
                            Date: March 29, 2005

                            By:      /s/ John V. Prince
                                     --------------------------
                                     John V. Prince, Liquidating Trust Board
                            Date: March 29, 2005

                            By:      /s/ Shirley C. Weast
                                     --------------------------
                                     Shirley C. Weast, Liquidating Trust Board
                            Date: March 29, 2005

                            By:      /s/ Mark E. Winkleman
                                     --------------------------
                                     Mark E. Winkleman, Liquidating Trust Board
                            Date: March 29, 2005