Form 10-Q
period 2005-03-31
BFA LIQUIDATION TRUST
filed 2005-05-16
CIK 1140513

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-32859

                              BFA LIQUIDATION TRUST

             (Exact name of registrant as specified in its charter)


           Arizona                                             86-1018485
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2375 E. Camelback, Suite 700, Phoenix, Arizona                    85016
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (602) 279-3587

       Former Addresses: 3300 N Central Ave. Suite 900, Phoenix, AZ 65012
                 1313 E. Osborn Rd, Suite 250, Phoenix, AZ 85014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 12, 2005, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                                      BFA Liquidation Trust
                                            Form 10-Q
                                        Table of Contents

                                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                                                    1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.    9

Item 3. Qualitative and Quantitative Disclosures about Market Risk.                              12

Item 4. Controls and Procedures.                                                                 12

                                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                       13


                                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                BFA LIQUIDATION TRUST AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                             March 31, 2005       December 31, 2004
                                                                                             --------------       -----------------

                ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                                                      $ 4,178,790           $ 3,754,649
Receivables, net                                                                                 1,586,280             1,586,280
Other trust assets, net                                                                         17,671,117            18,615,802
Restricted cash and cash equivalents                                                               360,645               360,200
                                                                                               -----------           -----------

      TOTAL ASSETS                                                                              23,796,832            24,316,931
                                                                                               -----------           -----------

                        LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                                           555,531               527,866
Estimated costs to complete liquidation                                                          3,108,229             3,889,611
Settlement liability                                                                               349,744               349,744
                                                                                               -----------           -----------

      TOTAL LIABILITIES                                                                          4,013,504             4,767,221
                                                                                               -----------           -----------

Commitments and contingencies

      NET ASSETS IN LIQUIDATION                                                                $19,783,328           $19,549,710
                                                                                               ===========           ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
Class "3A" Certificate,
       448,610,056 units outstanding,  $.03 per unit at March 31,
       2005 and $.03 per unit at December 31, 2004                                              15,148,756            14,969,867
 Class "3B" Certificate,
       137,246,636 units outstanding,  $.03 per unit at March 31,
       2005 and $.03 per unit at December 31, 2004                                               4,634,572             4,579,843
                                                                                               -----------           -----------

      TOTAL NET ASSETS                                                                         $19,783,328           $19,549,710
                                                                                               ===========           ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                Three Months Ended
                                                          --------------- ----------------
                                                          March 31, 2005  March 31, 2004
                                                          --------------  --------------

Net Assets in liquidation, beginning                        $ 19,549,710   $ 31,665,813

Interest on notes receivable and cash                             31,896        130,336
Interest on notes payable                                           --             --
Changes in fair value of other trust assets and
  liabilities                                                    201,722       (503,336)
Changes in fair value of estimated costs to complete
  liquidation                                                       --             --
Distributions to holders of Class 3A and 3B beneficial
  interests                                                         --             --
                                                            ------------   ------------

Net assets in liquidation, ending                           $ 19,783,328   $ 31,292,813
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets will be grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five
(5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust. On April 1, 2005 the Trust filed a motion with the Bankruptcy Court seeking a one (1) year extension.

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


BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the quarterly period ended March 31, 2005 and 2004 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the fiscal year ended December 31, 2003 included in the Trust's Form 10 -K's as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2005 may not be indicative of the future results for the entire year 2005.

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


TRUST ASSETS

The assets of the Trust are carried at estimated fair market values determined by discounting, at appropriate risk adjusted discount rates, the Trust's current best estimate of cash flows expected to be realized from the collection, liquidation and disposition of assets held by the Trust. Such assets consist principally of notes receivable, income producing real estate and interests in real estate, interests in partnerships and operating companies and miscellaneous other assets. The estimates of the future cash flows and discount rates from which the asset values of the Trust were derived are updated quarterly and are made under the direction of the management of the Trust based upon information available and believed to be reliable. These estimates reflect significant judgments regarding assumptions, discount rates, timing of cash flows, market risk and allowable disputed claims. Because of the inherent uncertainty regarding the valuation of these assets there will likely be differences between actual results and the estimated fair values reflected in the accompanying consolidated financial statements and the differences may be material.

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


ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its termination, discounted using a present value factor of 5.25% at March 31, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 7). Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On April 1, 2005 the Trust filed a motion with the Bankruptcy Court seeking a one (1) year extension.


NEW ACCOUNTING PRONOUNCEMENTS

During December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R required companies to expense the fair value of employee stock options and is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No 123(R) will not have an impact on the Trust's consolidated financial statements or disclosures.

In November 2004,  the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective on January 1, 2006 and adoption of this statement will not have an impact on the Trust's consolidated financial statements or disclosures.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (SOP 03-3) Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and will not have an impact on consolidated financial statements or disclosures.

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


2. RECEIVABLES, NET

At March 31, 2005 and December 31, 2004, net receivables consisted primarily of an approximately $1.4 million note from W.H.H.C. and an approximately $231,000 note from William Blair collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                     March 31, 2005    December 31, 2004
                                                     --------------    -----------------
Total gross future cash flows from notes receivable   $ 9,152,187         $ 9,161,445
Collectibility discount                                (7,565,907)         (7,575,165)
Present value discount                                       --                  --
                                                      -----------         -----------
Net receivables                                       $ 1,586,280         $ 1,586,280
                                                      ===========         ===========


All of the debtors are in default on their contractual obligations to the Trust. The Trust has established collectibility discounts on these receivables, however the Trust is aggressively pursuing collection of these debts by various means including, but not limited to, foreclosure and litigation, and recoveries from these actions, if any, could be material.

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

Other trust assets consist of the following:

                                                                      March 31, 2005    December 31, 2004
                                                                      --------------    -----------------
Real estate assets and partnerships, net                              $ 14,640,551         $ 15,466,014
Investments in other operating companies, net                            4,997,975            4,978,604
Other assets, net                                                           16,533              121,527
                                                                      ------------         ------------
Future value of other trust assets                                      19,655,059           20,566,145
Present value discount (various rates)                                  (1,983,942)          (1,950,343)
                                                                      ------------         ------------
Other trust assets value                                              $ 17,671,117         $ 18,615,802
                                                                      ============         ============

Real estate assets and partnership interests consist of the following at March 31, 2005 and December 31, 2004:

     o NEWLAND TFC LLC, a series of two distinct residential communities in California in which the Trust has invested along with Newland and with CalPERS in the Cal Land Partnership. In each of the communities, the Cal Land Partnership is selling lots to builders. The Trust owns 99% of Newland TFC, LLC.

     o VARIOUS OTHER REAL ESTATE ASSETS including partnership interests, raw land and a ground lease.

Investments in other non-public operating companies consist of ownership in a venture capital company.

Other assets consist principally of prepaid expenses.


4. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $3,108,229 at March 31, 2005 and $3,889,611 at December 31, 2004 represent the estimated costs of operating the Trust through its termination, discounted using a present value factor of 5.25% at March 31, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On April 1, 2005 the Trust filed a motion with the Bankruptcy Court seeking a one (1) year extension.


5. SETTLEMENT LIABILITY

The settlement liability at March 31, 2005 and December 31, 2004 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in cash and cash equivalents of approximately $700,000. The liability will remain until the proceeds are distributed to the class action investors by the Trust.


6. CHANGES IN OTHER TRUST ASSETS

During the three months ended March 31, 2005, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $202,000 increase in other trust assets. Included in actual operating results are sales of approximately $1.1 million for the sale of the Port Perry lots and various Westside Property and other parcels located in Arizona.

During the three months ended March 31, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $503,000 decrease in other trust assets. Included in actual operating results are sales of approximately $430,000 for the sale of various lots at Stillwaters Resort, Park at Juniper Ridge and Westside Property.


7. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of March 31, 2005 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes, the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distributions based on the Trust's pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005 and the Trust is now awaiting the judges ruling. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees ($231,000) in the receivables, net portion of the accompanying consolidated financial

The Trust holds a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants have filed counter-claims against the Trust asserting that the Trust has wrongfully filed lis pendens against the subject property. If such counter-claims are successful the result is a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust have filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February 2005. The motions are all still under advisement and the Superior Court has set a trial date for July 2005. The Trust believes it will prevail in this case and therefore the estimated value of the note has been included in the receivables, net portion of the accompanying consolidated financial statements.


Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.


8. CASH RECEIPTS AND DISBURSEMENTS

For the three months ended March 31, 2005 and 2004, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $1.2 million and $775,000 respectively, consisting of the following:

                                                          Three Months Ended
                                                ----------------------------------------
                                                  March 31, 2005      March 31, 2004
                                                ------------------- -------------------
Principal  and  interest  received  from notes   $     --              $  422,829
receivable
Cash flows from other trust assets                1,177,858               351,706
                                                 ----------            ----------
Total                                            $1,177,858            $  774,535
                                                 ==========            ==========

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $750,000 and $915,000 respectively, as follows:


                                                         Three Months Ended
                                           ------------------------------------------------
                                               March 31, 2005          March 31, 2004
                                           ----------------------- ------------------------
Trust operations                               $(753,717)                 $(915,170)
                                               ---------                  ---------
Total                                          $(753,717)                 $(915,170)
                                               =========                  =========

Distributions to Class 3A and 3B include the class action 50% portion of litigation proceeds and are net of returned distributions and reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three months ended March 31, 2005 and 2004 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 1.

                                                     Three Months Ended
                                              ----------------- ----------------
                                               March 31, 2005   March 31, 2004
                                              ----------------- ----------------
Net Assets in liquidation, beginning               $19,549,710      $31,665,813

Interest on notes receivable and cash                   31,896          130,336
Interest on notes payable                                    -                -
Changes in fair value of other trust assets
and liabilities                                        201,722        (503,336)
Changes in fair value of estimated costs to
complete liquidation                                         -                -
Distributions to holders of Class 3A and 3B
beneficial interests                                         -                -
                                              ----------------- ----------------

Net assets in liquidation, ending                  $19,783,328      $31,292,813
                                              ================= ================


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

         FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO

                  THE THREE MONTHS ENDED MARCH 31, 2004


The estimated fair value of the Trust's net assets in liquidation increased approximately $234,000 for the three months ended March 31, 2005 as compared to an approximately $373,000 decrease for the three months ended March 31, 2004. Factors which contributed to the net increase of the net asset value of the
Trust's net assets for the three months ended March 31, 2005 include (i) interest income from cash investments which increased net assets by approximately $32,000, and (ii) a increase in the value of certain other trust assets which increased net assets by approximately $202,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended March 31, 2004 include (i) interest income from notes receivables which increased net assets by approximately $130,000, and (ii) a decrease in the value of certain other trust assets which decreased net assets by approximately $503,000.

Interest income from notes receivable and cash decreased in 2005 as compared to 2004 because of principal payments received and notes receivable sold. The changes in fair value of other trust assets in 2005 as compared to 2004 changed because of the changes in the fair market value of assets and sales or operations of these assets.
Non-cash trust assets at March 31, 2005 and December 31, 2004 were comprised of the following:


       NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE                                 December 31,
                                                                       March 31, 2005             2004
                                                                       ----------------     -----------------
Receivables, net                                                            $1,586,280            $1,586,280
Other trust assets, net                                                     17,671,117            18,615,802
                                                                       ----------------     -----------------
TOTAL ASSETS                                                               $19,257,397           $20,202,082
                                                                       ================     =================

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At March 31, 2005 and December 31, 2004, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its termination, discounted using a 5.25% present value factor at March 31, 2005 and 5.25% at December 31, 2004.

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

During December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R required companies to expense the fair value of employee stock options and is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No 123(R) will not have an impact on the Trust's consolidated financial statements or disclosures.

In November 2004,  the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS 151 is effective on January 1, 2006 and adoption of this statement will not have an impact on the Trust's consolidated financial statements or disclosures.

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

On September 30, 2004, the Emerging Issues Task Force (EITF) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investments is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The adoption of this interpretation will not have an impact on the Trust's consolidated financial statements or disclosures.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (SOP 03-3) Accounting for Certain Loans of Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and will not have an impact on consolidated financial statements or disclosures.

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's quarterly period ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

William Blair

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes, the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distributions based on the Trust's pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005 and the Trust is now awaiting the judges ruling. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees ($231,000) in the receivables, net portion of the accompanying consolidated financial statements.


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

Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of March 31, 2005 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BFA LIQUIDATION TRUST

                            By: /s/ Clifton R. Jessup, Jr.
                                ------------------------------------------------
                                Clifton R. Jessup, Jr.,  Liquidating Trustee
                                Date: May 12, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:      /s/ Clifton R. Jessup, Jr.
                           ----------------------------------------------------
                           Clifton R. Jessup, Jr., Liquidating Trustee
                   Date: May 12, 2005

                   By:      /s/ Mark A. Roberts
                           ----------------------------------------------------
                           Mark A. Roberts, Assistant to the Liquidating Trustee
                   Date: May 12, 2005

                   By:      /s/ Erik R. Anspach
                           ----------------------------------------------------
                           Erik R. Anspach, Controller
                   Date: May 12, 2005

                   By:      /s/ Paul D. Carlson
                           ----------------------------------------------------
                           Paul D. Carlson, Liquidating Trust Board
                   Date: May 12, 2005

                   By:      /s/ Stephen L. Culp
                           ----------------------------------------------------
                           Stephen L. Culp, Liquidating Trust Board
                   Date: May 12, 2005

                   By:      /s/ John V. Prince
                           ----------------------------------------------------
                           John V. Prince, Liquidating Trust Board
                   Date: May 12, 2005

                   By:      /s/ Shirley C. Weast
                           ----------------------------------------------------
                           Shirley C. Weast, Liquidating Trust Board
                   Date: May 12, 2005

                   By:      /s/ Mark E. Winkleman
                           ----------------------------------------------------
                           Mark E. Winkleman, Liquidating Trust Board
                   Date: May 12, 2005



                                     - 14 -
\