Form 10-Q
period 2005-06-30
BFA LIQUIDATION TRUST
filed 2005-08-12
CIK 1140513

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 12, 2005, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-Q
                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                                                     1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.    11

Item 3. Qualitative and Quantitative Disclosures about Market Risk.                              14

Item 4. Controls and Procedures.                                                                 15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                       15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                          June 30,        December 31,
                                                                            2005             2004
                                                                        -----------       -----------
ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                               $ 3,650,873       $ 3,754,649
Receivables, net                                                          1,368,000         1,586,280
Other trust assets, net                                                  18,953,679        18,615,802
Restricted cash and cash equivalents                                        361,094           360,200
                                                                        -----------       -----------
      TOTAL ASSETS                                                       24,333,646        24,316,931
                                                                        -----------       -----------

             LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                    450,961           527,866
Estimated costs to complete liquidation                                   2,833,191         3,889,611
Settlement liability                                                        349,744           349,744
                                                                        -----------       -----------
      TOTAL LIABILITIES                                                   3,633,896         4,767,221
                                                                        -----------       -----------
Commitments and contingencies

      NET ASSETS IN LIQUIDATION                                         $20,699,750       $19,549,710
                                                                        ===========       ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE FOLLOWING:
 Class "3A" Certificate,
       448,610,056 units  outstanding,  $.04 per unit at June 30,
2005 and $.03 per unit at December 31, 2004                              15,850,491        14,969,867
 Class "3B" Certificate,
       137,246,636 units  outstanding,  $.04 per unit at June 30,
2005 and $.03 per unit at December 31, 2004                               4,849,259         4,579,843
                                                                        -----------       -----------

      TOTAL NET ASSETS                                                  $20,699,750       $19,549,710
                                                                        ===========       ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                    Three Months Ended
                                                             --------------------------------
                                                             June 30, 2005       June 30, 2004
                                                             ------------        ------------
Net Assets in liquidation, beginning April 1                 $ 19,783,328        $ 31,292,813

Interest on notes receivable and cash                              26,427              88,363
Interest on notes payable                                            --                  --
Changes in fair value of other trust assets and
liabilities                                                     1,037,741           3,791,072
Changes in fair value of estimated costs to complete
liquidation                                                      (259,376)         (1,872,213)
Distributions to holders of Class 3A and 3B beneficial
interests                                                         111,630          (5,237,149)
                                                             ------------        ------------

Net assets in liquidation, ending June 30                    $ 20,699,750        $ 28,062,886
                                                             ============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                     Six Months Ended
                                                             --------------------------------
                                                             June 30, 2005       June 30, 2004
                                                             ------------        ------------
Net Assets in liquidation, beginning January 1               $ 19,549,710        $ 31,665,813

Interest on notes receivable and cash                              58,323             218,699
Interest on notes payable                                            --                  --
Changes in fair value of other trust assets and
liabilities                                                     1,239,463           3,287,736
Changes in fair value of estimated costs to complete
liquidation                                                      (259,376)         (1,872,213)
Distributions to holders of Class 3A and 3B beneficial
interests                                                         111,630          (5,237,149)
                                                             ------------        ------------

Net assets in liquidation, ending June 30                    $ 20,699,750        $ 28,062,886
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets will be grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust is expected to terminate after five
(5) years on January 22, 2006 unless the Bankruptcy Court determines that an extension of the Trust is necessary for the purposes of the Trust. On May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the fiscal year ended December 31, 2003 included in the Trust's Form 10 -K's as filed with the Securities and Exchange
Commission. The results for the six months ended June 30, 2005 may not be indicative of the future results for the entire year 2005.

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

In addition to the assets described above, the Trust also holds the Litigation Claims, which consist of claims, judgments and deficiencies related to loans made to former borrowers of the Debtors. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, there can be no assurance that the Trust will realize any value of such Litigation Claims. However, if realized these Litigation Claims could be material to the Trust.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its termination, discounted using a present value factor of 6.25% at June 30, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 7). Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

DISTRIBUTIONS

Under the terms of the Plan, the Trust makes quarterly distributions to Beneficiaries, if able after providing for certain reserves and expenses. Distributions are reported net of any distributions returned to the Trust. During the three month period ending June 30, 2005 the Trust received cash distributions returned to the Trust.

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

2. RECEIVABLES, NET

At June 30, 2005, net receivables consisted primarily of an approximately $1.1 million note from W.H.H.C. and an approximately $231,000 note from William Blair collateralized by real estate. At December 31, 2004, net receivables consisted primarily of an approximately $1.4 million note from W.H.H.C. and an approximately $231,000 note from William Blair collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                         June 30,      December 31,
                                                          2005           2004
                                                       -----------    -----------
Total gross future cash flows from notes receivable    $ 9,152,187    $ 9,161,445
Collectibility discount                                 (7,784,187)    (7,575,165)
Present value discount                                        --             --
                                                       -----------    -----------
Net receivables                                        $ 1,368,000    $ 1,586,280
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

Other trust assets consist of the following:

                                                    June 30,      December 31,
                                                      2005            2004
                                                  ------------    ------------
Real estate assets and partnerships, net          $ 17,983,899    $ 15,466,014
Investments in other operating companies, net        3,104,000       4,978,604
Other assets, net                                      120,280         121,527
                                                  ------------    ------------
Future value of other trust assets                  21,208,179      20,566,145
Present value discount (various rates)              (2,254,500)     (1,950,343)
                                                  ------------    ------------
Other trust assets value                          $ 18,953,679    $ 18,615,802
                                                  ============    ============

Real estate assets and partnership interests consist of the following at June 30, 2005 and December 31, 2004:

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

4. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $2,833,190 at June 30, 2005 and $3,889,611 at December 31, 2004 represent the estimated costs of operating the Trust through its termination, discounted using a present value factor of 6.25% at June 30, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

5. SETTLEMENT LIABILITY

The settlement liability at June 30, 2005 and December 31, 2004 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates. The settlement liability relates to assets reported in cash and cash equivalents of approximately $700,000. The liability will remain until the proceeds are distributed to the class action investors by the Trust.

6. CHANGES IN OTHER TRUST ASSETS

During the three months ended June 30, 2005, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.0 million increase in other trust assets. Included in actual operating results are sales of approximately $18,000 for the sale of the Port Perry lots and various Westside Property and various other parcels.

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

During the six months ended June 30, 2005, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.2 million increase in other trust assets. Included in actual operating results are sales of approximately $1.1 million for the sale of the Port Perry lots and various Westside Property and various other Arizona parcels.

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

7. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2005 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Contingent Assets

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes, the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distributions based on the Trust's pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling stands as issued, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust has appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay has been issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005 and the Trust is now awaiting the judges ruling. The Trust has included the estimated value of this note receivable at the lot release price less awarded attorney's fees ($231,000) in the receivables, net portion of the accompanying consolidated financial

The Trust holds a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants have filed counter-claims against the Trust asserting that the Trust has wrongfully filed lis pendens against the subject property. If such counter-claims are successful the result is a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust have filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February, 2005. The Trust has reached a settlement with W.H.H.C. that results in a final payoff of the loan for $1.137 million. The Trust has filed the settlement agreement with the Superior Court and awaits the court's approval. The Trust has recorded the estimated value of this note at the settlement amount of $1.137 million in the receivables, net portion of the accompanying consolidated financial statements.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

8. CASH RECEIPTS AND DISBURSEMENTS

For the six months ended June 30, 2005 and 2004, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $1.2 million and $5.7 million respectively, consisting of the following:

                                                   Six Months Ended
                                           ------------------------------
                                           June 30, 2005     June 30, 2004
                                           -------------     -------------
Principal  and  interest  received           $      --        $  947,328
from notes receivable
Cash flows from other trust assets            1,187,294        4,759,702
                                             ----------       ----------
Total                                        $1,187,294       $5,707,030
                                             ==========       ==========


Conversely, for the same respective periods, the Trust paid out to various creditors approximately $1.3 million and $6.2 million respectively, as follows:

                               Six Months Ended
                       ------------------------------
                       June 30, 2005     June 30, 2004
                       -------------     -------------
Trust operations       $(1,402,701)       $(1,831,585)
Distributions              111,630         (5,237,149)
                       -----------        -----------
Total                  $(1,291,071)       $(7,068,734)
                       ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three and six months ended June 30, 2005 and 2004 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 1.

                                                     Three Months Ended                      Six Months Ended
                                               --------------------------------        -----------------------------
                                               June 30, 2005      June 30, 2004        June 30, 2005   June 30, 2004
                                               -------------      -------------        -------------   -------------
Net Assets in liquidation, beginning           $ 19,783,328        $ 31,292,813        $ 19,549,710    $ 31,665,813

Interest on notes receivable and cash                26,427              88,363              58,323         218,699
Interest on notes payable                              --                  --                  --              --
Changes in fair value of other trust assets
and liabilities                                   1,037,741           3,791,072           1,239,463       3,287,736
Changes in fair value of estimated costs to
complete liquidation                               (259,376)         (1,872,213)           (259,376)     (1,872,213)
Distributions to holders of Class 3A and 3B
beneficial interests                                111,630          (5,237,149)            111,630      (5,237,149)
                                               ------------        ------------        ------------    ------------
Net assets in liquidation, ending              $ 20,699,750        $ 28,062,886        $ 20,699,750    $ 28,062,886
                                               ============        ============        ============    ============


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

              FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO

                      THE THREE MONTHS ENDED JUNE 30, 2004


The estimated fair value of the Trust's net assets in liquidation increased approximately $916,000 for the three months ended June 30, 2005 as compared to an approximately $3,230,000 decrease for the three months ended June 30, 2004. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended June 30, 2005 include (i) interest income from cash investments which increased net assets by approximately $26,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $1,038,000, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $259,000 and (iv) distributions returned to the Trust which increased net assets by $112,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $88,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $3,791,000, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $1,872,000 and (iv) distributions to class 3A and 3B which decreased net assets by $5,237,000.

Interest income from notes receivable and cash decreased in 2005 as compared to 2004 because of principal payments received and notes receivable sold. The changes in fair value of other trust assets in 2005 as compared to 2004 changed because of the changes in the fair market value of assets and sales or operations of these assets.

               FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO

                       THE SIX MONTHS ENDED JUNE 30, 2004


The estimated fair value of the Trust's net assets in liquidation increased approximately $1,150,000 for the six months ended June 30, 2005 as compared to an approximately $3,603,000 decrease for the six months ended June 30, 2004. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended June 30, 2005 include (i) interest income from cash investments which increased net assets by approximately $58,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $1,239,000, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $259,000 and (iv) distributions returned to the Trust which increased net assets by $112,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the three months ended June 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $219,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $3,288,000, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $1,872,000 and (iv) distributions to class 3A and 3B which decreased net assets by $5,237,000.

Interest income from notes receivable and cash decreased in 2005 as compared to 2004 because of principal payments received and notes receivable sold. The changes in fair value of other trust assets in 2005 as compared to 2004 changed because of the changes in the fair market value of assets and sales or operations of these assets.

Non-cash trust assets at June 30, 2005 and December 31, 2004 were comprised of the following:

NON-CASH ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE      June 30, 2005       December 31, 2004
                                                           ----------------     -----------------
Receivables, net                                           $     1,368,000      $       1,586,280
Other trust assets, net                                         18,953,679             18,615,802
                                                           ----------------     -----------------
TOTAL NON-CASH ASSETS                                      $    20,321,679      $      20,202,082
                                                           ================     =================

The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At June 30, 2005 and December 31, 2004, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its termination, discounted using a 6.25% present value factor at June 30, 2005 and 5.25% at December 31, 2004.

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's quarterly period ended June 30, 2005, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

W.H.H.C

The Trust holds a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust has begun foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit has been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants have filed counter-claims against the Trust asserting that the Trust has wrongfully filed lis pendens against the subject property. If such counter-claims are successful the result is a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust have filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February, 2005 The Trust has reached a settlement with W.H.H.C. that results in a final payoff of the loan for $1.137 million. The Trust has filed the settlement agreement with the Superior Court and awaits the court's approval. The Trust has recorded the estimated value of this note at the settlement amount of $1.137 million in the receivables, net portion of the accompanying consolidated financial statements.

Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of June 30, 2005 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BFA LIQUIDATION TRUST

                              By:   /s/ Clifton R. Jessup, Jr.
                                    --------------------------
                                    Clifton R. Jessup, Jr., Liquidating Trustee
                              Date: August 12, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By:   /s/ Clifton R. Jessup, Jr.
                                    --------------------------
                                    Clifton R. Jessup, Jr., Liquidating Trustee
                              Date: August 12, 2005

                              By:   /s/ Mark A. Roberts
                                    -------------------
                                    Mark A. Roberts, Assistant
                                      to the Liquidating Trustee
                              Date: August 12, 2005

                              By:   /s/ Erik R. Anspach
                                    -------------------
                                    Erik R. Anspach, Controller
                              Date: August 12, 2005

                              By:   /s/ Paul D. Carlson
                                    -------------------
                                    Paul D. Carlson, Liquidating Trust Board
                              Date: August 12, 2005

                              By:   /s/ Stephen L. Culp
                                    -------------------
                                    Stephen L. Culp, Liquidating Trust Board
                              Date: August 12, 2005

                              By:   /s/ John V. Prince
                                    ------------------
                                    John V. Prince, Liquidating Trust Board
                              Date: August 12, 2005

                              By:   /s/ Shirley C. Weast
                                    --------------------
                                    Shirley C. Weast, Liquidating Trust Board
                              Date: August 12, 2005

                              By:   /s/ Mark E. Winkleman
                                    ---------------------
                                    Mark E. Winkleman, Liquidating Trust Board
                              Date: August 12, 2005