Form 10-Q
period 2005-09-30
BFA LIQUIDATION TRUST
filed 2005-11-15
CIK 1140513

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 12, 2005, 448,610,056 units of Class A Beneficial Interests and 137,246,636 units of Class B Beneficial Interests were outstanding.

                              BFA Liquidation Trust
                                    Form 10-Q
                                Table of Contents

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.                                                 1

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation.                                 11

Item 3. Qualitative and Quantitative Disclosures about Market Risk.           15

Item 4. Controls and Procedures.                                              15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                      September 30,     December 31,
                                                                           2005             2004
                                                                       -----------      -----------
ASSETS IN LIQUIDATION AT ESTIMATED FAIR VALUE
Cash and cash equivalents                                              $ 5,064,751      $ 3,754,649
Receivables, net                                                           200,000        1,586,280
Other trust assets, net                                                 21,627,216       18,615,802
Restricted cash and cash equivalents                                       361,725          360,200
                                                                       -----------      -----------

      TOTAL ASSETS                                                      27,253,692       24,316,931
                                                                       -----------      -----------

                   LIABILITIES IN LIQUIDATION
Accounts Payable and accrued liabilities                                   638,683          527,866
Estimated costs to complete liquidation                                  2,346,552        3,889,611
Settlement liability                                                       349,744          349,744
                                                                       -----------      -----------

      TOTAL LIABILITIES                                                  3,334,979        4,767,221
                                                                       -----------      -----------

Commitments and contingencies

      NET ASSETS IN LIQUIDATION                                        $23,918,713      $19,549,710
                                                                       ===========      ===========

CLAIMS AGAINST NET ASSETS IN LIQUIDATION CONSIST OF THE
FOLLOWING:
 Class "3A" Certificate,
       448,610,056 units outstanding,  $.04 per unit at September
30, 2005 and $.03 per unit at December 31, 2004                         18,315,358       14,969,867
 Class "3B" Certificate,
       137,246,636 units outstanding,  $.04 per unit at September
30, 2005 and $.03 per unit at December 31, 2004                          5,603,355        4,579,843
                                                                       -----------      -----------

      TOTAL NET ASSETS                                                 $23,918,713      $19,549,710
                                                                       ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                  Three Months Ended
                                                            ------------------------------
                                                            September 30,     September 30,
                                                                2005              2004
                                                            ------------      ------------
Net Assets in liquidation, beginning July 1                 $ 20,699,750      $ 28,062,886

Interest on notes receivable and cash                             30,490            88,954
Changes in fair value of other trust assets and
liabilities                                                    3,135,850           962,832
Changes in fair value of estimated costs to complete
liquidation                                                       52,623              --
Distributions to holders of Class 3A and 3B beneficial
interests                                                           --             (10,486)
                                                            ------------      ------------

Net assets in liquidation, ending September 30              $ 23,918,713      $ 29,104,186
                                                            ============      ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     BFA LIQUIDATION TRUST AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION



                                                                   Nine months Ended
                                                            -------------------------------
                                                            September 30,      September 30,
                                                                2005               2004
                                                            ------------       ------------
Net Assets in liquidation, beginning January 1              $ 19,549,710       $ 31,665,813

Interest on notes receivable and cash                             88,813            307,653
Changes in fair value of other trust assets and
liabilities                                                    4,375,313          4,250,568
Changes in fair value of estimated costs to complete
liquidation                                                     (206,753)        (1,872,213)
Receipts/(Distributions) to holders of Class 3A and 3B
beneficial interests                                             111,630         (5,247,635)
                                                            ------------       ------------

Net assets in liquidation, ending September 30              $ 23,918,713       $ 29,104,186
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

The Trust is not operated with the objective of continuing or engaging in the conduct of a trade or business, except to the extent reasonably necessary to preserve or enhance the liquidation value of the Trust Assets, consistent with the primary purpose of the Trust. To facilitate the orderly administration of the Trust and to maximize the value of the Trust Assets, the Trust owns one subsidiary, New Asset Subsidiary, LLC ("NAS"). The assets will be grouped in a consistent and coherent manner and held, pending sale, by NAS. The Trust and NAS are charged with the responsibility of appraising the assets, listing them for sale in an orderly manner, and distributing the proceeds from the sale to its beneficiaries on a regular basis. The Trust was expected to terminate after five
(5) years on January 22, 2006, however, on May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 include the accounts of the Trust and NAS. All intercompany transactions and accounts are eliminated in consolidation. The Trust's investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust expects to liquidate the investments by selling the entire individual businesses as going concerns.

These unaudited consolidated financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the fiscal year ended December 31, 2003 included in the Trust's Form 10 -K's as filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2005 may not be indicative of the future results for the entire year 2005.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation represent the estimated cash costs of operating the Trust through its termination, discounted using a present value factor of 6.25% at September 30, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees, litigation costs and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies (Note 7). Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

DISTRIBUTIONS

Under the terms of the Plan, the Trust makes quarterly distributions to Beneficiaries, if able after providing for certain reserves and expenses.

DISTRIBUTIONS TO TRUST BENEFICIARIES. Each holder of Class 3A or Class 3B claims ("INVESTORS") received an uncertificated, beneficial interest in the Trust, which entitles the Investor to receive cash distributions from the Trust based upon the orderly liquidation of all of the Trust assets and the recoveries, if any, from litigation against potentially responsible third parties. All Investors will share, on a pro rata basis, the first $80,000,000 in proceeds from the liquidation of the Trust assets after payment to other creditors with a greater payment priority. All proceeds from the liquidation of the Trust assets in excess of $80,000,000 up to and including $160,000,000, will be distributed on a pro rata basis between 3B investors and 3A investors; however, the 3A investors will receive a collateralized investor premium of $13,200,000. All proceeds from the liquidation of the Trust assets in excess of $160,000,000 will be distributed on a pro rata basis between 3A investors and 3B investors. Recoveries, if any, from the litigation against potentially responsible parties will be distributed to all Investors on a pro rata basis. The Class 3A and Class 3B net asset value on the balance sheet has been calculated based on the above distribution requirements. Cash distributions to Class 3A and Class 3B beneficial interests amounted to approximately $16.1 million, $163.3 million and $32.7 million, including the Trust's 50% share of litigation distributions, for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash distributions are reported net of any distributions that were voided or returned to the Trust. During the three month period ending June 30, 2005 the Trust received back $111,630 in distributions that were owed to the Trust but had previously been sent to an incorrect address.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3. "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No 154 will not have an impact on the Trust's consolidated financial statements or disclosures.

In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditioned Asset Retirement Obligations, an interpretation of FASB Statement No. 143". This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of Interpretation No. 47 will not have an impact on the Trust's consolidated financial statements or disclosures.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"). Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities". FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The adoption of FIN 46(R)-5 will not have an impact on the Trust's consolidated financial statements or disclosures.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The adoption of SAB 107 will not have an impact on the Trust's consolidated financial statements or disclosures.

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

2. RECEIVABLES, NET

At September 30, 2005, net receivables consisted solely of a judgement in the amount of approximately $200,000 that was the result of the William Blair notes collateralized by real estate. During the quarter ended September 30, 2005, the Trust received payment in full of $1,137,000 in satisfaction of the W.H.H.C. note, see footnote 7. At December 31, 2004, net receivables consisted primarily of an approximately $1.4 million note from W.H.H.C. and an approximately $231,000 note from William Blair collateralized by real estate.

The following is a summary of gross cash flows and related valuation allowances at:

                                                        September 30,     December 31,
                                                            2005               2004
                                                         -----------      ------------
Total gross future cash flows from notes receivable      $   200,000      $ 9,161,445
Collectibility discount                                         --         (7,575,165)
Present value discount                                          --               --
                                                         -----------      -----------
Net receivables                                          $   200,000      $ 1,586,280
                                                         ===========      ===========


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

Other trust assets consist of the following:

                                                   September 30,      December 31,
                                                       2005               2004
                                                   ------------       ------------
Real estate assets and partnerships, net           $ 20,332,371       $ 15,466,014
Investments in other operating companies, net         3,801,250          4,978,604
Other assets, net                                       133,594            121,527
                                                   ------------       ------------
Future value of other trust assets                   24,267,215         20,566,145
Present value discount (various rates)               (2,639,999)        (1,950,343)
                                                   ------------       ------------
Other trust assets value                           $ 21,627,216       $ 18,615,802
                                                   ============       ============

Real estate assets and partnership interests consist of the following at September 30, 2005 and December 31, 2004:

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

4. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation of $2,346,552 at September 30, 2005 and $3,889,611 at December 31, 2004 represent the estimated costs of operating the Trust through its termination, discounted using a present value factor of 6.25% at September 30, 2005 and 5.25% at December 31, 2004. These costs, which include personnel, facilities, Liquidating Trustee and Liquidating Trust Board compensation, professional fees and litigation costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other matters. Litigation costs contain assumptions based on what management expects the likely course of actions will be regarding litigating and or settling certain contingencies. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. On May 16, 2005 the Bankruptcy Court granted the Trust's request for a one (1) year extension.

5. SETTLEMENT LIABILITY

The settlement liability at September 30, 2005 and December 31, 2004 represents the class action's 50% portion of the remaining settlement assets from Jalma W. and Carole Hunsinger and their affiliates and Harold D. and Stephanie B. Friend and their affiliates reported in cash and cash equivalents, in total of approximately $700,000. The liability will remain on the books until the proceeds are distributed to the class action investors by the Trust.

6. CHANGES IN OTHER TRUST ASSETS

During the three months ended September 30, 2005, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $3.1 million increase in other trust assets. Included in actual operating results are sales of approximately $29,000 for the sale of the Show Low Country Club lot.

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

During the nine months ended September 30, 2005, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $1.8 million increase in other trust assets. Included in actual operating results are sales of approximately $1.1 million for the sale of the Port Perry lots and various Westside Property and various other Arizona parcels.

During the nine months ended September 30, 2004, the valuation of certain other trust assets were adjusted based on current and pending sales offers, new information received by management and actual operating results. These adjustments aggregately total an approximate $4.2 million increase in other trust assets. Included in actual operating results are sales of approximately $11.1 million for the sale of various Westside lots, Bloomington building 3 and 4, Prescott Country Club lot and various other assets.

7. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Trust is involved in various legal proceedings. A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2005 all of the disputed proof of claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

In October 2005 the Trust was served with a lawsuit where the plaintiffs, Harbor Pointe, LLC, alleged breach of contract, fraudulent misrepresentation, fraudulent inducement, and suppression in regards to the purchase of a certain piece of property for approximately $3.8 million in the Stillwaters development located near Dadeville, AL. The Trust is one of multiple defendants who include the sales broker, surveyor and other parties involved in the sales transaction. The dispute arises out of the fact that various documents allegedly given to the plaintiff appear to be incorrect as to the description of property easements and said easement corrections allegedly would have a negative impact on value according to the plaintiff. The Trust alleges among other things that the final title report, the governing document in the sale, clearly stated the correct easements and the buyer was aware of said easements before closings and therefore is not liable for any perceived reduction in value due to the easements being incorrectly stated in other non-binding documents. Harbor Pointe, LLC is claiming damages for lost profits, invested monies, legal exposure to its customers and punitive damages. The Trust has received confirmation from its insurance carrier that the insurance company will assume the legal defense of this case, subject to a $100,000 deductible. The Trust has accrued a $100,000 liability for this lawsuit in the accompanying consolidated financial statements although the Trust believes the lawsuit to be frivolous and without merit.


Contingent Assets

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes, the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and
(ii) distributions based on the Trust's pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling was upheld upon appeal, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay was issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005. The court upheld the Bankruptcy Court's ruling and therefore the Trust has included the estimated value of this note receivable at the lot release price less awarded and estimated attorney's fees ($200,000) in the receivables, net portion of the accompanying consolidated financial.

The Trust held a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust began foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit had been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants had filed counter-claims against the Trust asserting that the Trust had wrongfully filed lis pendens against the subject property. If such counter-claims had been successful the result would have been a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust had filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February 2005. The Trust reached a settlement with W.H.H.C. that resulted in a final payoff of the loan for $1.137 million. The Trust filed the settlement agreement with the Superior Court. During September 2005, the court approved the settlement and the Trust received the settlements funds.

Because of the significant uncertainty associated with the valuation of these contingent assets, it is likely that the amounts ultimately realized could differ from the amounts that are actually reflected in the accompanying consolidated financial statements and the differences could be material.

8.  CASH RECEIPTS AND DISBURSEMENTS

For the nine months ended September 30, 2005 and 2004, the Trust received net cash proceeds from sales of assets, note receivable collections and operations of approximately $2.8 million and $5.7 million respectively, consisting of the following:

                                                     Three Months Ended               Nine Months Ended
                                                 ----------------------------------------------------------
                                               September 30,   September 30,   September 30,   September 30,
                                                    2005            2004            2005             2004
                                                 ----------      ----------      ----------      ----------
Principal and interest  received from notes      $1,168,000      $  525,772      $1,168,000      $  947,328
receivable
Cash flows from other trust assets                  492,173       8,403,947       1,679,468       4,759,702
                                                 ----------      ----------      ----------      ----------
Total                                            $1,660,173      $8,929,719      $2,847,468      $5,707,030
                                                 ==========      ==========      ==========      ==========

Conversely, for the same respective periods, the Trust paid out to various creditors approximately $1.5 million and $6.2 millon respectively, as follows:

                                    Three Months Ended                 Nine Months Ended
                              -----------------------------------------------------------------
                              September 30,    September 30,     September 30,     September 30,
                                  2005              2004              2005             2004
                              -----------       -----------       -----------       -----------
Trust operations              $  (246,294)      $  (948,517)      $(1,648,995)      $(1,831,585)
Receipts/(Distributions)             --             (10,486)          111,630        (5,237,149)
                              -----------       -----------       -----------       -----------
Total                         $  (246,294)      $  (959,003)      $(1,537,365)      $(7,068,734)
                              ===========       ===========       ===========       ===========

9. SUBSEQUENT EVENTS

On October 16, 2005 the Trust completed the sale of its interest in Cornerstone and Venture Funds for a gross sales price of approximately $4 million which netted the Trust approximately $3.8 million after commissions and fees.

On November 7, 2005 the Bankrupcty Court ruled in favor of the Trust's motion to no longer be required to file regulatory reports with the SEC effective November 30, 2005. The Trust may now notify the SEC of the bankruptcy court's ruling or may take such action as may be appropriate. As part of the Bankruptcy Court order, the Trust will now mail quarterly newsletters to investors as a substitute for filing the regulatory reports with the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The selected historical financial data presented below for the three and nine months ended September 30, 2005 and 2004 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 1.

                                                          Three Months Ended                     Nine months Ended
                                                     ------------------------------       -------------------------------
                                                    September 30,     September 30,       September 30,      September 30,
                                                         2005              2004               2005               2004
                                                     ------------      ------------       ------------       ------------
Net Assets in liquidation, beginning                 $ 20,699,750      $ 28,062,886       $ 19,549,710       $ 31,665,813

Interest on notes receivable and cash                      30,490            88,954             88,813            307,653
Interest on notes payable                                    --                --                 --                 --
Changes in fair value of other trust assets
and liabilities                                         3,135,850           962,832          4,375,313          4,250,568
Changes in fair value of estimated costs to
complete liquidation                                       52,623              --             (206,753)        (1,872,213)
Receipts/(Distributions) to holders of Class
3A and 3B beneficial interests                               --             (10,486)           111,630         (5,247,635)
                                                     ------------      ------------       ------------       ------------
Net assets in liquidation, ending                    $ 23,918,713      $ 29,104,186       $ 23,918,713       $ 29,104,186
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


            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO

                    THE THREE MONTHS ENDED SEPTEMBER 30, 2004


The estimated fair value of the Trust's net assets in liquidation increased approximately $3.2 million for the three months ended September 30, 2005 as compared to an approximately $1.0 million increase for the three months ended September 30, 2004. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended September 30, 2005 include (i) interest income from cash investments which increased net assets by approximately $30,000, (ii) a increase in the value of certain other trust assets which increased net assets by approximately $3.1 million, and (iii) a decrease in the estimated costs to liquidate which decrease net assets by approximately $53,000. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the three months ended September 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $89,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $963,000, and (iii) distributions to class 3A and 3B which decreased net assets by $10,500.

Interest income from notes receivable and cash decreased in 2005 as compared to 2004 because of principal payments received and notes receivable sold. The changes in fair value of other trust assets in 2005 as compared to 2004 changed because of the changes in the fair market value of assets and sales or operations of these assets.

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO

                    THE NINE MONTHS ENDED SEPTEMBER 30, 2004


The estimated fair value of the Trust's net assets in liquidation increased approximately $4.4 million for the nine months ended September 30, 2005 as compared to an approximately $2.6 million decrease for the nine months ended September 30, 2004. Factors which contributed to the net increase of the net asset value of the Trust's net assets for the nine months ended September 30,
2005 include (i) interest income from cash investments which increased net assets by approximately $88,000, (ii) a increase in the value of certain other trust assets which increased net assets by approximately $4.4 million, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $206,000 and (iv) distributions returned to the Trust which increased net assets by $112,000. Factors which contributed to the net decrease of the net asset value of the Trust's net assets for the nine months ended September 30, 2004 include (i) interest income from notes receivables which increased net assets by approximately $307,000, (ii) an increase in the value of certain other trust assets which increased net assets by approximately $4,250,000, (iii) an increase in the estimated costs to liquidate which decrease net assets by approximately $1,872,000 and (iv) distributions to class 3A and 3B which decreased net assets by $5,248,000.

Interest income from notes receivable and cash decreased in 2005 as compared to 2004 because of principal payments received and notes receivable sold. The changes in fair value of other trust assets in 2005 as compared to 2004 changed because of the changes in the fair market value of assets and sales or operations of these assets.

Non-cash trust assets at September 30, 2005 and December 31, 2004 were comprised of the following:

NON-CASH ASSETS IN LIQUIDATION
  AT ESTIMATED FAIR VALUE               September 30,    December 31,
                                            2005             2004
                                        -----------      -----------

Receivables, net                        $   200,000      $ 1,586,280
Other trust assets, net                  21,627,216       18,615,802
                                        -----------      -----------
TOTAL NON-CASH ASSETS                   $21,827,216      $20,202,082
                                        ===========      ===========


The fair value of the Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. For each asset, estimates of income, expenses and net cash flow on a quarterly basis through the expected final disposition date are prepared. The individual asset cash flow estimates are developed based upon factors, which include appraisals by independent appraisers, physical inspection of the asset or the collateral underlying the related loans, local market conditions, contractual payments and discussions with the relevant borrower. At September 30, 2005 and December 31, 2004, the projected monthly cash flows were discounted at various rates, as appropriate, to reflect the Trust Assets at estimated fair market value.

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

     o Estimated costs to complete liquidation and litigation represent the estimated costs of operating the Trust to its termination, discounted using a 6.25% present value factor at September 30, 2005 and 5.25% at December 31, 2004.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3. "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No 154 will not have an impact on the Trust's consolidated financial statements or disclosures.

In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditioned Asset Retirement Obligations, an interpretation of FASB Statement No. 143". This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of Interpretation No. 47 will not have an impact on the Trust's consolidated financial statements or disclosures.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"). Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities". FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The adoption of FIN 46(R)-5 will not have an impact on the Trust's consolidated financial statements or disclosures.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The adoption of SAB 107 will not have an impact on the Trust's consolidated financial statements or disclosures.

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

As of September 30, 2005, the aggregate amounts of our contractual obligations and commitments with definitive payment terms that will require cash outlays in the future is $11,503 for the next 1 year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trusts principal exposure to risk relates to interest rate risk, credit risk and market risk associated with the types of assets being sold. An adverse change in interest rates could have a material adverse impact on the Trust's operations or net assets. Adverse changes in credit or market risk could have a material adverse affect on the Trust's operations and net assets. The Trust has attempted to minimize this risk by discounting the Trust Assets based on the asset's exposure to credit or market risk and historical experiences of the asset.

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

In connection with this evaluation, the Liquidating Trustee and the Assistant to the Liquidating Trustee identified no change in internal control over financial reporting that occurred during the Trust's quarterly period ended September 30, 2005, and that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

William Blair

In an effort to avoid repaying $4 million dollars in debt to the Trust, William Blair has engaged in a number of legal maneuvers. In 2001, the Trust filed a Notice of Trustee's Sale on the collateral securing repayment on one of the Notes (the "DESERT DIAMOND NOTE"). The Trust separately filed a lawsuit and obtained a judgment against Mr. Blair individually as a co-maker under the Desert Diamond Note. That debt has been reduced to judgment in an amount of $1.4 million dollars, plus interest at 19% until paid in full. With regard to Mr. Blair's second obligation (the "CAMPBELL NOTE") the Superior Court entered judgment on March 19, 2003 against both Mr. Blair and his trust in the amount of $1,418,329.82 with interest at the rate of 18% from August 13, 2001, until paid. In July 2004 Mr. Blair filed for personal bankruptcy protection, and turned over certain assets to the Chapter 7 trustee for liquidation. Through the judgments under the Desert Diamond and Campbell Notes, the Trust holds secured and unsecured claims in the Blair bankruptcy case. The Trust has reached an agreement with the Chapter 7 trustee whereby the Trust is to receive (i) 50% of the net proceeds from asset sales after secured creditors have been paid and

(ii) distributions based on the Trust's pro-rata share as an unsecured creditor of any remaining proceeds after administrative costs. The Trust has not included the value of these estimated proceeds in the accompanying consolidated financial statements due to the uncertainty of the asset's sales values. In addition there exists a remaining action against Fidelity Title (the "TITLE COMPANY") the Title Company hired by Mr. Blair to transfer title to portions of the Trust's collateral under the Desert Diamond Note to third parties without lien releases. The Bankruptcy Court granted the Title Company's Motion for Reconsideration and reversed its prior ruling. The effect is that the Bankruptcy Court has upheld an alleged contract modification disallowed by a different judge in an earlier litigation. If the Bankruptcy Court's ruling was upheld on appeal, the Trust would be required to release its liens on the remaining real property collateral for a release price of $12,500/lot (a total of $275,000 for the remaining lots). The Bankruptcy Court also awarded the Title Company an amount of $44,000 for fees and costs. The Trust appealed both rulings made by the Bankruptcy Court relating to the Title Company matters and a stay was issued pending the resolution of the appeal. The District Court heard oral arguments regarding the appeal in March, 2005. The court upheld the Bankruptcy Court's ruling and therefore the Trust has included the estimated value of this note receivable at the lot release price less awarded and estimated attorney's fees ($200,000) in the receivables, net portion of the accompanying consolidated financial.

W.H.H.C

The Trust held a note receivable in an outstanding amount of approximately $1.8 million dollars from W.H.H.C. Through this note the Trust began foreclosing on approximately 70 acres of real property located in Maricopa County, Arizona with an estimated value of $2.8 million as payment on the outstanding note. A lawsuit had been filed in the Superior Court to foreclose on the mortgage and obtain a judgment against the real property. The defendants had filed counter-claims against the Trust asserting that the Trust had wrongfully filed lis pendens against the subject property. If such counter-claims had been successful the result would have been a potential liability for the Trust equal to triple the damages incurred. Subsequently, both the defendants and the Trust had filed motions for summary judgment and cross-motions for summary judgment against each other. The Maricopa County Superior Court ("SUPERIOR COURT") conducted oral arguments on all the pending motions in February 2005. The Trust reached a settlement with W.H.H.C. that resulted in a final payoff of the loan for $1.137 million. The Trust filed the settlement agreement with the Superior Court. During September 2005, the court approved the settlement and the Trust received the settlements funds.

Disputed Proofs of Claims

A number of creditors filed proofs of claims in the Debtors' bankruptcy proceedings. As of September 30, 2005 all of these claims have been resolved and either paid in full (if any amount was due) or fully reserved for (if disputed).

Harbor Pointe, LLC

In October 2005 the Trust was served with a lawsuit where the plaintiffs, Harbor Pointe, LLC, alleged breach of contract, fraudulent misrepresentation, fraudulent inducement, and suppression in regards to the purchase of a certain piece of property for approximately $3.8 million in the Stillwaters development located near Dadeville, AL. The dispute arises out of the fact that various documents allegedly given to the plaintiff appear to be incorrect as to the description of property easements and said easement corrections allegedly would have a negative impact on value according to the plaintiff. The Trust alleges among other things that the final title report, the governing document in the sale, clearly stated the correct easements and the buyer was aware of said easements before closings and therefore is not liable for any perceived reduction in value due to the easements being incorrectly stated in other non-binding documents. Harbor Pointe, LLC is claiming damages for lost profits, invested monies, legal exposure to its customers and punitive damages. The Trust has received confirmation from its insurance carrier that the insurance company will assume the legal defense of this case, subject to a $100,000 deductible. The Trust has accrued a $100,000 liability for this lawsuit in the accompanying consolidated financial statements although the Trust believes the lawsuit to be frivolous and without merit.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BFA LIQUIDATION TRUST


                                 By:      /s/ Clifton R. Jessup, Jr.
                                    ---------------------------------------
                                    Clifton R. Jessup, Jr., Liquidating Trustee
                                 Date: November 12, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:      /s/ Clifton R. Jessup, Jr.
                                    ---------------------------------------
                                    Clifton R. Jessup, Jr., Liquidating Trustee
                                 Date: November 12, 2005

                                 By:      /s/ Mark A. Roberts
                                    ---------------------------------------
                                    Mark A. Roberts, Assistant to
                                      the Liquidating Trustee
                                 Date: November 12, 2005

                                 By:      /s/ Erik R. Anspach
                                    ---------------------------------------
                                    Erik R. Anspach, Controller
                                 Date: November 12, 2005

                                 By:      /s/ Paul D. Carlson
                                    ---------------------------------------
                                    Paul D. Carlson, Liquidating Trust Board
                                 Date: November 12, 2005

                                 By:      /s/ Stephen L. Culp
                                    ---------------------------------------
                                    Stephen L. Culp, Liquidating Trust Board
                                 Date: November 12, 2005

                                 By:      /s/ John V. Prince
                                    ---------------------------------------
                                    John V. Prince, Liquidating Trust Board
                                 Date: November 12, 2005

                                 By:      /s/ Shirley C. Weast
                                    ---------------------------------------
                                    Shirley C. Weast, Liquidating Trust Board
                                 Date: November 12, 2005

                                 By:      /s/ Mark E. Winkleman
                                    ---------------------------------------
                                    Mark E. Winkleman, Liquidating Trust Board
                                 Date: November 12, 2005